Form 10-Q
period 2026-06-30
Mobility Global Inc.
filed 2026-08-07
CIK 2090312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 001-43276
___________________________________
Mobility Global Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	39-4621962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5860 Trinity Parkway, Suite 600 Centreville, VA 20120
(Address of Principal Executive Offices)
(703) 934-2664
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MBGL	New York Stock Exchange
As of July 1, 2026, there were 294,821,320 shares of common stock of the registrant outstanding.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant
was required to submit such files).    Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,”
“believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections, forecasts or assumptions of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including the numerous risks set forth under Item 1A, “Risk Factors,” in the Company’s
Registration Statement on Form 10 filed with the SEC on May 27, 2026, as amended (the “Registration Statement”).
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Except as required by law, the Company is not under any duty to update any of these forward-looking statements to conform our prior statements to actual results or revised expectations.
Note Regarding The Use of Certain Terms
We use the following terms to refer to the items indicated:
•“We,” “us,” “our,” “Company” and “Mobility Global,” unless the context otherwise requires, refer to Mobility
Global Inc., the entity that after the Distribution holds, directly or indirectly through its subsidiaries, certain assets and liabilities associated with the Spin Business, as defined below. Where appropriate in the context, the foregoing terms also include the subsidiaries of this entity; these terms may be used to describe the Spin Business prior to completion of the Separation.
•The “Spin Business” refers to the business of S&P Global and its subsidiaries with respect to providing analytics, marketing, planning solutions, reports, forecasts and vehicle history data for the automotive sector, which, prior to the Separation, operated under the S&P Global Mobility division.
•Except where the context otherwise requires, the term “S&P Global” refers to S&P Global Inc., the entity that owned Mobility Global prior to the Separation and that after the Separation is a separately traded public company consisting of its remaining operations.
•The term “Distribution” refers to the transaction in which S&P Global distributed 100% of the shares of Mobility
Global common stock owned by S&P Global to stockholders of S&P Global as of June 15, 2026, the record date.
•The term “Restructuring Transactions” refers to the series of transactions which resulted in certain assets, liabilities and legal entities comprising the Spin Business being owned directly, or indirectly through its subsidiaries, by Mobility Global.
•Except where the context otherwise requires, the term “Separation” refers to the separation of the Spin Business from S&P Global and the creation of an independent, publicly traded company, Mobility Global, through (1) the
Restructuring Transactions and (2) the Distribution.
•The term “Distribution Date” refers to July 1, 2026, the date on which the Distribution occurred.

See accompanying Notes to the Condensed Combined Financial Statements

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
MOBILITY GLOBAL INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue	$468	$439	$923	$859
Expenses:
Operating-related expenses	134	132	270	259
Selling and general expenses	175	134	335	265
Depreciation	3	3	7	7
Amortization of intangibles	74	74	148	148
Total expenses	386	343	760	679
Operating profit	82	96	163	180
Interest expense, net	7	4	10	7
Income before provision for income taxes	75	92	153	173
Provision for income taxes	22	27	45	50
Net income	$53	$65	$108	$123
Net income per common share
Basic	$0.18	$0.22	$0.37	$0.42
Diluted	$0.18	$0.22	$0.37	$0.42
See accompanying Notes to the Condensed Combined Financial Statements

MOBILITY GLOBAL INC.
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$53	$65	$108	$123
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(7)	6	(8)
Comprehensive income	$58	$58	$114	$115
See accompanying Notes to the Condensed Combined Financial Statements

MOBILITY GLOBAL INC.
CONDENSED COMBINED BALANCE SHEETS
(Unaudited)

(in millions)	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$186	$38
Due from related parties – current	17	8
Accounts receivable, net of allowance for doubtful accounts: 2026 – $2; 2025 – $2	216	203
Prepaid and other current assets	47	32
Total current assets	466	281
Property and equipment, net of accumulated depreciation: 2026 – $84; 2025 – $81	18	19
Right of use assets	33	16
Goodwill	8,845	8,845
Other intangible assets, net	3,640	3,789
Other non-current assets	58	45
Total assets	$13,060	$12,995
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63	$56
Due to related parties – current	—	19
Accrued compensation and contributions to retirement plans	41	64
Unearned revenue	102	78
Other current liabilities	42	45
Total current liabilities	248	262
Long-term debt	1,981	—
Operating lease liabilities	27	11
Deferred tax liability, net	967	1,006
Due to related parties – non-current	—	230
Other non-current liabilities	2	1
Total liabilities	3,225	1,510
Commitments and Contingencies (Note 8)
Equity:
Parent company investment	9,833	11,489
Accumulated other comprehensive income (loss)	2	(4)
Total equity	9,835	11,485
Total liabilities and equity	$13,060	$12,995
See accompanying Notes to the Condensed Combined Financial Statements

MOBILITY GLOBAL INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Operating Activities:
Net income	$108	$123
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7	7
Amortization of intangibles	148	148
Provision for losses on accounts receivable	2	2
Deferred income taxes	(38)	(43)
Stock-based compensation	9	9
Other	(1)	—
Changes in operating assets and liabilities, net:
Accounts receivable	(16)	(4)
Due from related parties	(8)	2
Prepaid and other current assets	(15)	(4)
Accounts payable and accrued expenses	(26)	(25)
Due to related parties	(19)	12
Unearned revenue	25	20
Other current liabilities	11	—
Net change in other assets and liabilities	2	(14)
Cash provided by operating activities	189	233
Investing Activities:
Capital expenditures	(12)	(8)
Purchases of equity investments	(3)	(3)
Cash used for investing activities	(15)	(11)
Financing Activities:
Proceeds from issuance of Senior Notes	1,986	—
Net transfers to Parent	(2,011)	(190)
Payments related to loan from related parties	—	(18)
Contingent consideration payments	—	(2)
Cash used for financing activities	(25)	(210)
Effect of exchange rate changes on cash	(1)	1
Net change in cash and cash equivalents	148	13
Cash and cash equivalents at beginning of period	38	27
Cash and cash equivalents at end of period	$186	$40
Supplemental non-cash disclosures:
Consolidation of Canada Carfax Loan	$230	$—
Accrued debt issuance costs	$5	$—
See accompanying Notes to the Condensed Combined Financial Statements

MOBILITY GLOBAL INC.
CONDENSED COMBINED STATEMENTS OF EQUITY
(Unaudited)

(in millions)	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2025	$11,489	$(4)	11,485
Comprehensive income, net of tax	55	1	56
Net increase in Parent company investment	42	—	42
Balance as of March 31, 2026	$11,586	$(3)	$11,583
Comprehensive income, net of tax	53	5	58
Net decrease in Parent company investment	(1,806)	—	(1,806)
Balance as of June 30, 2026	$9,833	$2	$9,835

(in millions)	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2024	$11,680	$3	11,683
Comprehensive income (loss), net of tax	58	(1)	57
Net decrease in Parent company investment	(44)	—	(44)
Balance as of March 31, 2025	$11,694	$2	$11,696
Comprehensive income, net of tax	65	(7)	58
Net decrease in Parent company investment	(137)	—	(137)
Balance as of June 30, 2025	$11,622	$(5)	$11,617

NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
1. Overview
Mobility Global is a leading global provider of automotive data, insights, and technology solutions, serving a diverse client base across the entire automotive value chain. Our offerings are designed to empower Original Equipment
Manufacturers (“OEMs”), suppliers, dealerships, finance and insurance (“F&I”) firms, consumers, and aftermarket businesses with critical data, solutions, and insights to anticipate market changes, optimize operations, and make informed decisions across the entire vehicle and consumer lifecycles. As of June 30, 2026, Mobility Global was wholly owned by
S&P Global and primarily represented the Mobility segment of S&P Global.
After the Separation, the Company operates through two reportable segments: CARFAX and Business-to-Business
(“B2B”).
•CARFAX — provides consumers, dealers, car service providers, and F&I with trusted vehicle history, valuations, listings, and service reminders — using a vast proprietary data estate and brand to help consumers buy the right car at the right price, sell confidently, and maintain their vehicles, while helping dealers build shopper confidence, convert more leads and drive service loyalty; and
•B2B — delivers mission-critical data, forecasts, and sales & marketing solutions to OEMs, suppliers, dealers, and
F&I — powering product planning, supply-chain and technology decisions, market analytics, pricing and incentives, and targeted customer activation.
2. Summary of Significant Accounting Policies
Basis of Presentation
Throughout the periods included in these condensed combined financial statements, Mobility Global operated as part of S&P Global. The condensed combined financial statements have been prepared on a carve-out basis and are derived from the consolidated financial statements and accounting records of S&P Global. The condensed combined financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company believes these condensed combined financial statements reflect all adjustments, including normal recurring adjustments, that are necessary for a fair statement of financial position, results of operations and cash flows for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year.
All revenues and costs, as well as assets and liabilities, directly associated with the business activity of the Company are recorded in these financial statements. The condensed combined financial statements include certain assets and liabilities that have historically been held at the S&P Global corporate level but are specifically identifiable or otherwise attributable to us. The condensed combined financial statements also include allocations of certain expenses from S&P
Global’s corporate functions to the Company. The allocations were recorded on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenue, headcount, or other measures of the Company or
S&P Global. Management believes the assumptions underlying the condensed combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company historically operated independently of S&P Global. Related party transactions are discussed further in Note 9 — Related Party
Transactions and Parent Company Investment.
On June 26, 2026, in anticipation of the Separation, the Company completed the Restructuring Transactions through a legal entity reorganization. For the period ending June 30, 2026, this reorganization resulted in the inclusion in Mobility
Global of all the operating entities that formed the historical Mobility business of S&P Global, which were included in the
Company’s 2025 historical carve-out financial statements.
On July 1, 2026, S&P Global completed the Separation of Mobility Global by means of a tax-free, pro-rata distribution of 100% of common stock of Mobility Global to S&P Global’s existing shareholders as of June 15, 2026 (the

“Distribution”), and the transfer of certain assets and liabilities of the Spin Business to Mobility Global. Effective July 1,
2026, Mobility Global became an independent, publicly traded company listed under the stock symbol “MBGL” on the
New York Stock Exchange and will report on a consolidated stand-alone basis for subsequent periods. See Note 10 —
Subsequent Events for additional information regarding the Separation.
S&P Global’s net investment in the Company has been presented as a component of equity in the condensed combined financial statements. Distributions made by S&P Global to the Company or to S&P Global from the Company are recorded as transfers from and to S&P Global, and the net amount is presented on the condensed combined statements of cash flows as “Net transfers to Parent”.
Cash balances legally owned by Mobility Global are reflected in the condensed combined financial statements. S&P
Global has historically used a centralized approach to cash management and financing of its operations. These arrangements are not reflective of the manner in which the Company would have financed its operations had it been a stand-alone business separate from S&P Global during the periods for which the cash pooling arrangements were in place.
During the first quarter of 2026, the Company ceased its participation in S&P Global’s cash pooling arrangements. Cash related to cash pooling arrangements has not been included in the condensed combined financial statements. These amounts have instead been reported as a component of “Parent company investment”.
All significant intercompany transactions within Mobility Global have been eliminated. As a result of the
Restructuring Transactions, and in anticipation of the Separation, all balances with S&P Global have been settled, with the exception of revenues from Mobility Global customers remitted to S&P Global that are owed to Mobility Global which are reflected in Due from related parties – current on the combined consolidated balance sheets as of June 30, 2026. The total net effect of the settlement of these transactions is reflected in the condensed combined statements of cash flow in Net transfer to Parent as a financing activity and in the condensed combined balance sheets as Parent company investment.
Certain other historical intercompany transactions between S&P Global and the Company have been classified as related party, rather than Parent company investment, in the condensed combined financial statements as they were historically settled in cash.
The condensed combined financial statements may not be indicative of future performance and do not necessarily reflect what the condensed combined statements of income, balance sheets and statements of cash flows would have been had the Company operated as a stand-alone business during the periods presented. Actual costs that would have been incurred if the Company had operated as a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
The Company is unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis as it is not practicable to do so. The accompanying condensed combined financial statements and the related notes should be read in conjunction with the Company’s audited combined financial statements and related notes included within the Company’s Registration Statement on Form 10 filed with the SEC on May 27, 2026, as amended (the “Registration
Statement”).
Fair Value and Financial Instruments
Certain assets and liabilities are required to be recorded at fair value and classified within a fair value hierarchy based on inputs used when measuring fair value. The Company’s other financial instruments, including cash and cash equivalents, are recorded at cost, which approximated fair value because of the short-term maturity and highly liquid nature of these instruments.
Unearned Revenue & Remaining Performance Obligations
We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance at June 30, 2026 compared to December 31, 2025 is primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $60 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period.
Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $102 million. We expect to recognize the majority of revenue on the remaining performance obligations over the next 12 months.

Recently Issued or Adopted Accounting Pronouncements
In September of 2025, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and early adoption is permitted. We are currently evaluating the impact of this guidance on the Company’s disclosures.
In November of 2024, the FASB issued accounting guidance which requires that an entity disclose, in the notes to financial statements, additional information about specific expense categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after
December 15, 2027. We are currently evaluating the impact of this guidance on the Company’s disclosures.
3. Earnings Per Share
Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Net income	$53	$65	$108	$123
Weighted-average shares of common stock outstanding – basic and diluted (1)	294,821,320	294,821,320	294,821,320	294,821,320
Income per share - basic and diluted	$0.18	$0.22	$0.37	$0.42
(1)The total number of shares issued and outstanding as of June 30, 2026 totaled 294,821,320, which was used to calculate both basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025. Issued and outstanding shares as of June 30, 2026 were based on
S&P Global’s common stock outstanding as of June 15, 2026 and on the basis of a distribution ratio of one share of Mobility Global common stock for every share of S&P Global’s common stock. There were no shares outstanding as of June 30, 2025.
4. Debt
The Company’s outstanding debt obligations consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
5.050% Senior notes due 2029	$650	$—
5.450% Senior notes due 2031	650	—
6.050% Senior notes due 2036	700	—
Less: Unamortized debt issuance costs and discount on debt	(19)	—
Total debt	$1,981	$—
Senior Notes
On May 29, 2026, the Company issued $2.0 billion aggregate principal amount of senior notes, consisting of
$650 million aggregate principal amount of 5.050% senior notes due 2029 (the "2029 Notes"), $650 million aggregate principal amount of 5.450% senior notes due 2031 (the "2031 Notes"), and $700 million aggregate principal amount of
6.050% senior notes due 2036 (the "2036 Notes" and, together with the 2029 Notes and the 2031 Notes, the "Senior
Notes"). The Senior Notes were sold in private placements to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The proceeds of the Senior Notes were held in escrow pending completion of the Separation, and such proceeds were released from escrow on June 30, 2026 in connection with the
Separation.
Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2026. The Senior Notes were issued at a discount and are recorded at amortized cost, net of unamortized original issue discount and debt issuance costs. Approximately $16.0 million of debt issuance costs, consisting primarily of underwriting, legal, rating agency, and accounting fees, were incurred in connection with the issuance of the
Senior Notes. These costs, together with the original issue discount, are recorded as a reduction of the carrying amount of the Senior Notes and are amortized using the effective interest method over the respective terms of the Senior Notes. As of
June 30, 2026, the carrying value of the Senior Notes approximated fair value, which was measured using Level II inputs, due to the recent issuance of the Senior Notes and the limited changes in market interest rates since the issuance date.
The Senior Notes are redeemable at the Company’s option, in whole or in part, at any time prior to the applicable par call date at a redemption price equal to the greater of: (i) 100% of the principal amount of the Senior Notes plus accrued and unpaid interest to the redemption date, or (ii) the present value of the remaining scheduled payments of principal and interest, discounted at the Treasury rate plus a specified spread, less interest accrued to the date of redemption. On or after the applicable par call date, the Senior Notes are redeemable at 100% of the principal amount plus accrued and unpaid interest.
Upon the occurrence of a change of control triggering event, the Company is required to offer to repurchase the
Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest. A change of control triggering event requires both (i) a change of control and (ii) a downgrade of the Senior Notes below investment grade by
Moody’s or Fitch within a specified time period.
The indenture governing the Senior Notes includes customary covenants, including limitations on liens, sale-
leaseback transactions, and mergers.
During the three months ended June 30, 2026, the Company used the net proceeds from the Senior Notes, after deducting discounts and commissions to the initial purchasers, to pay a $2.0 billion dividend to S&P Global as consideration for the transfer of certain assets, liabilities and entities to Mobility Global in connection with the Separation.
The payment was reflected as a cash outflow in financing activities in the statement of cash flows for the six months ended
June 30, 2026.
Revolving Credit Facility
On May 6, 2026, in connection with the Separation, the Company entered into a $500 million revolving credit facility
(the “Credit Facility”). The Credit Facility was available on July 1, 2026 for general corporate purposes following the
Separation, and matures on July 1, 2031. The Company has the option to increase the capacity under the Credit Facility by up to $250 million above the current committed amount, subject to lender participation and customary closing conditions.
Under the Credit Facility (i) U.S. dollar borrowings will be subject to an interest rate, at our election, of either (a)
U.S. dollar base rate or (b) a term SOFR-based rate, (ii) Euro borrowings will be subject to an interest rate based on
EURIBOR and (iii) Pounds Sterling borrowings will be subject to an interest rate based on the Sterling Overnight Index
Average, in each case, plus an applicable margin that is determined from time to time based on the credit ratings assigned to us by Moody’s Ratings (“Moody’s”) or Fitch Ratings (“Fitch”).
The applicable interest rate margins for the Credit Facility will fluctuate between 1.0% and 1.625% per annum (for term rate loans) and between 0% and 0.625% per annum (for base rate loans), in each case based upon the credit ratings assigned by Moody’s or Fitch as set forth in the credit agreement. Accordingly, the interest rates for the Credit Facility will vary during the term of the credit agreement based on changes in the applicable base rates, applicable term rates or future changes to our credit rating.
The credit agreement also requires that the Company pay certain facility fees on the aggregate unused commitments under the Credit Facility and certain letter of credit issuance and fronting fees. Letters of credit will be available for issuance under the Credit Facility and will reduce availability under the Credit Facility.
We are permitted to voluntarily reduce the unutilized portion of the revolving commitments and repay outstanding loans under the Credit Facility at any time without premium or penalty, subject to customary breakage costs. We may request a one-year extension of the maturity date of the Credit Facility (not more than two times during the life of the
Credit Facility) under certain conditions customary for financings of this type.
The credit agreement contains certain affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to merge and/or dispose of all, substantially all or a substantial portion of our assets, incur additional subsidiary indebtedness, and incur certain liens. In addition, the credit agreement requires that we maintain a total net leverage ratio of not greater than 3.50 to 1.00 with, at our election and subject to certain customary conditions, a step-up to
4.00 to 1.00 for the four fiscal quarters ending immediately following a qualifying material acquisition (including the fiscal quarter that such qualifying material acquisition was consummated). The credit agreement also contains certain customary events of default, subject to certain thresholds and grace periods, including but not limited to payment default, material inaccuracy of a material representation, breach of covenants, cross-acceleration to material debt and change of control. If an event of default, as specified in the credit agreement, shall occur and be continuing, we may be required to repay all amounts outstanding under the Credit Facility.
The Company incurred financing costs in connection with the Credit Facility, which are recorded as deferred financing costs within other assets and are amortized over the term of the facility. Commitment fees are recognized as interest expense as incurred. As of June 30, 2026, there were no outstanding borrowings under the Credit Facility.
5. Income Taxes
The effective income tax rate was 29.3% and 29.3% for the three months ended June 30, 2026 and 2025, respectively, and 29.4% and 28.9% for the six months ended June 30, 2026 and 2025, respectively. The higher tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributable to an increase in the state and local tax rate.
At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant unusual or infrequently occurring items that will be separately reported or reported net of their related tax effect, and are individually computed, is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.
The Company’s income tax provision was prepared following the separate return method. The separate return method applies ASC 740 Income Taxes to the stand-alone financial statements of each member of the consolidated group as if the group members were a separate taxpayer. The calculation of the Company’s income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. Furthermore, the tax treatment of certain items reflected in the accompanying condensed combined financial statements of the Company may not be reflected in the consolidated financial statements and tax returns of S&P Global. Such items as net operating losses, credit carry-forwards and valuation allowances may exist in the accompanying condensed combined financial statements that may or may not exist in S&P Global’s consolidated financial statements. As a result, the income taxes of the Company as presented in the accompanying condensed combined financial statements may not be indicative of the income taxes that the
Company will generate in the future. Furthermore, current obligations for taxes where the Company’s operations were included in tax returns with the activities of S&P Global are deemed settled with S&P Global as a component of Net parent investment for purposes of the accompanying condensed combined financial statements.
On January 5, 2026, the Organisation for Economic Co-operation and Development (“OECD”) issued administrative guidance outlining a framework under which U.S.-parented groups may be excluded from the application of the OECD’s global minimum tax rules. Each member jurisdiction will need to adopt and enact this guidance into local law, and the timing and manner of adoption may vary. We are continuing to monitor developments related to this guidance and will evaluate the impact on our financial statements as additional information becomes available.
6. Employee Benefits
Defined Contribution Plan
The majority of employees of Mobility Global participate in a voluntary 401(k) plan sponsored by S&P Global under which S&P Global may match employee contributions up to certain levels of compensation. Expenses related to this plan for Mobility Global employees included in the condensed combined statements of income were $5 million and $6 million for the three months ended June 30, 2026 and 2025, respectively, and $13 million and $12 million for the six months ended
June 30, 2026 and 2025, respectively. Expense associated with the allocation of defined contribution expense for S&P
Global corporate employees is included in the condensed combined statements of income through corporate allocations.
Refer to Note 9 — Related Party Transactions and Parent Company Investment for further details regarding the corporate allocations recorded in the condensed combined financial statements. Defined contribution plan assets and liabilities associated with Mobility Global employees were transferred to a Mobility Global defined contribution plan effective in
July 2026 in connection with the Separation. See Note 10 — Subsequent Events.
7. Segment and Geographic Information
The Company has two reportable segments: CARFAX and B2B. In addition, the Company has a Corporate category, which includes costs for corporate functions, that is included in selling and general expenses and not allocated to the reportable segments.
The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who was previously the President of
S&P Global Mobility prior to the Separation.
Beginning in the second quarter of 2026, the Company changed its segment profitability measure from segment operating profit to Adjusted EBITDA and recast prior period amounts accordingly, as our CODM evaluates performance of our segments and allocates resources (including employees, property, and financial or capital resources) based primarily on
Adjusted EBITDA. There were no other changes to the Company’s segment reporting during 2026.
The Company defines Adjusted EBITDA as Net income adjusted to exclude (1) interest expense, net, (2) provisions for income taxes, (3) depreciation and amortization, (4) stock-based compensation, (5) transaction costs related to the stand-up of the Spin Business in connection with the Separation, and (6) employee severance charges and other costs that are not representative of the underlying economics of the periods presented.
The following tables below present summarized financial information for each of the Company's reportable segments, as well as for the Corporate category and total company.

	Three months ended June 30, 2026				Three months ended June 30, 2025
(in millions)	CARFAX	B2B	Corporate	Total	CARFAX	B2B	Corporate	Total
Revenue	$312	$156	$—	$468	$289	$150	$—	$439
Less: segment expenses(1)	159	103	4	266	147	101	3	251
Adjusted EBITDA	$153	$53	$(4)	$202	$142	$49	$(3)	$188

	Six months ended June 30, 2026				Six months ended June 30, 2025
(in millions)	CARFAX	B2B	Corporate	Total	CARFAX	B2B	Corporate	Total
Revenue	$610	$313	$—	$923	$564	$295	$—	$859
Less: segment expenses(1)	317	211	9	537	292	202	8	502
Adjusted EBITDA	$293	$102	$(9)	$386	$272	$93	$(8)	$357
(1)The segment expenses excluding any adjustments listed above in the Adjusted EBITDA description primarily include an aggregation of compensation costs, advertising and promotion costs, technology costs and strategic investments.

The following table below presents a reconciliation of GAAP Net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$53	$65	$108	$123
Interest expense, net	7	4	10	7
Provision for taxes on income	22	27	45	50
Depreciation and amortization	77	77	155	155
Stock-based compensation	5	4	9	9
Transaction costs	36	2	57	2
Employee severance charges and other	2	9	2	11
Adjusted EBITDA	$202	$188	$386	$357
The Company’s revenue disaggregated by revenue type is as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions)	CARFAX	B2B	Total	CARFAX	B2B	Total
Subscription	$252	$131	$383	$234	$124	$358
Non-subscription	60	25	85	55	26	81
Total revenue	$312	$156	$468	$289	$150	$439
Timing of revenue recognition
Services transferred at a point in time	$60	$25	$85	$55	$26	$81
Services transferred over time	252	131	383	234	124	358
Total revenue	$312	$156	$468	$289	$150	$439

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in millions)	CARFAX	B2B	Total	CARFAX	B2B	Total
Subscription	$494	$261	$755	$459	$242	$701
Non-subscription	116	52	168	105	53	158
Total revenue	$610	$313	$923	$564	$295	$859
Timing of revenue recognition
Services transferred at a point in time	$116	$52	$168	$105	$53	$158
Services transferred over time	494	261	755	459	242	701
Total revenue	$610	$313	$923	$564	$295	$859
The Company’s revenue by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
U.S.	$389	$365	$765	$715
International	79	74	158	144
Total	$468	$439	$923	$859
Asset information by segment is not disclosed because this information is not used by the CODM to make resource allocation decisions or evaluate the performance of the Company’s segments.

8. Commitments and Contingencies
Leases
As of June 30, 2026, the Company has certain lease agreements that have not yet commenced with total estimated future lease payments of $64 million. The related right of use asset and operating lease liability will be recorded on the lease commencement date and are not reflected on the Company’s condensed combined balance sheets as of June 30, 2026.
These leases are expected to begin in 2026 and continue through 2037, with lease terms ranging from 1 to 11 years.
Legal & Regulatory Matters
In the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in legal proceedings and are subjected to government and regulatory proceedings, investigations and inquiries.
The Company is involved in various pending legal proceedings arising out of the ordinary course of the Company’s business. None of these legal proceedings is expected to have a material adverse effect on the financial condition, results of operations or cash flow of the Company. With respect to these proceedings, management of the Company believes that it will either prevail, has adequate insurance coverage or has established appropriate accruals to cover potential liabilities.
Legal costs related to proceedings or claims are recorded when incurred. Other costs that management estimates may be paid related to the claims are accrued when the liability is considered probable and the amount can be reasonably estimated.
There can be no assurance, however, as to the ultimate outcome of any of these matters, and if all or substantially all of these legal proceedings were to be determined adverse to the Company, there could be a material adverse effect on the financial condition, results of operations or cash flow of the Company.
9. Related Party Transactions and Parent Company Investment
Historically, the Company engaged in several transactions with S&P Global. The following table summarizes the composition and amounts of these transactions with S&P Global.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Data sharing revenues	$1	$1	$2	$2
Expenses
Data sharing expenses(1)	1	—	1	—
Corporate allocations from Parent(2)	36	24	64	46
Total expenses	$37	$24	$65	$46
Related party loan interest expense, net	4	3	7	7
(1)Data sharing expenses are included in Operating-related expenses within the condensed combined statements of income.
(2)Corporate allocations are included in Selling and general expenses within the condensed combined statements of income. The three and six months ended June 30, 2026 included $15 million and $22 million, respectively, of transaction costs, and $2 million of severance and other employee related costs in both periods in 2026.
Data Sharing Revenue and Expenses
The Company participates in data sharing arrangements with S&P Global, in which customer data is collected, synthesized, and distributed throughout the S&P Global organization. Historically, the Company has recorded revenue and expenses related to these arrangements that were eliminated in consolidation by S&P Global, as such transactions were intercompany in nature. Such amounts have been reinstated for purposes of the condensed combined financial statements and treated as related-party in nature.
Corporate Allocations
The Company has historically operated as part of S&P Global and not as a stand-alone company. Certain shared costs have been allocated to the Company by S&P Global and are reflected as expenses in these financial statements. The condensed combined statements of income of the Company reflect allocations of general corporate expenses from S&P
Global, certain of which were not historically allocated to the Company, including, but not limited to, executive management, finance, legal, information technology, human resources, corporate initiatives, and other shared services.
Allocations made for such shared services based on direct usage when identifiable, and otherwise on a pro-rata basis of combined revenue or headcount and other measures, were $36 million and $24 million for the three months ended June 30,
2026 and 2025, respectively, and $64 million and $46 million for the six months ended June 30, 2026 and 2025, respectively, within Selling and general expenses in the condensed combined statements of income. Management considers these allocations to be a reasonable representation of the utilization of services by or the benefits provided to the Company.
Historically, a portion of these allocated corporate expenses between S&P Global and the Company was settled in cash through transfer pricing arrangements. For any balances that were historically cash-settled, the balances are reflected as Due from related parties, current and Due to related parties, current in the condensed combined balance sheets, while any balances that were historically not settled in cash are reflected as a component of Parent company investment in the condensed combined balance sheets.
During the three and six months ended June 30, 2026, Mobility Global recorded $36 million and $57 million, respectively, of transaction costs related to the stand-up of Mobility Global as a stand-alone entity incurred prior to the
Separation, of which approximately $15 million and $22 million, respectively, was allocated to the Company from S&P
Global. For both the three and six months ended June 30, 2025, Mobility Global recorded $2 million of transactions related to the stand-up of Mobility Global as a stand-alone entity incurred prior to the Separation, which was allocated to the
Company from S&P Global. These transaction costs correspond to costs incurred by S&P Global that are directly attributable to Mobility Global, such as employee retention-related costs and costs to establish certain stand-alone functions.
Canada Carfax Loan
On October 1, 2018, Carfax Canada ULC (“Carfax Canada”), a subsidiary of the Company, entered into a loan agreement with IHS Canada Market ULC (“IHS Canada”), a subsidiary of S&P Global, under which IHS Canada granted
Carfax Canada a loan bearing interest at a rate of 6.0% per annum with a principal amount of CAD$403 million (“Canada
Carfax Loan”). Canada Carfax Loan matures on October 5, 2027, and is payable in full with accrued interest at maturity.
As of December 31, 2025, the Company had an outstanding loan balance payable to S&P Global of $230 million, inclusive of accrued interest, which was reflected in Due to related parties — non-current in the condensed combined balance sheets.
The Company recorded related party interest expense of $7 million and $7 million related to the Canada Carfax Loan for the six months ended June 30, 2026 and 2025, respectively. No voluntary prepayments on the principal balance of the
Canada Carfax Loan were made during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company made voluntary prepayments on the principal balance of $18 million. During the six months ended June 30,
2026 and 2025, the Company made payments of interest of $7 million and $7 million in each period. In connection with the
Restructuring Transactions, and in anticipation of the Separation, on June 25, 2026 S&P Global contributed the Canada
Carfax Loan to a subsidiary of the Company, and as a result the Company eliminated the Canada Carfax Loan and related accrued interest balances from the condensed combined balance sheets as of June 30, 2026 in consolidation.
Parent Company Investment
Certain significant balances and transactions between the Company and S&P Global and its subsidiaries, which include allocations of corporate general and administrative expenses, share-based compensation and other historical intercompany activities, are recorded as components of Parent company investment, except for the transactions noted
above related to historically cash-settled arrangements between the Company and S&P Global. The changes in Parent company investment also includes financing activities for capital transfers, cash sweeps, and other treasury services as described above. The components of Parent company investment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cash pooling and general financing activities	$(1,886)	$(216)	$(1,916)	$(328)
Unbilled corporate allocations	33	24	60	45
Stock-based compensation	5	4	9	9
Assumed income tax payments	42	51	83	93
Net decrease in Parent company investment	$(1,806)	$(137)	$(1,764)	$(181)
After the Separation on July 1, 2026, Parent company investment will decrease to zero and will instead be recorded as Common stock and Additional paid-in capital, respectively, on the condensed combined balance sheets as of September
30, 2026 based on 294,821,320 shares of common stock outstanding of S&P Global as of June 15, 2026 and on the basis of a distribution ratio of one share of Mobility Global common stock for every share of S&P Global’s common stock. See
Note 10 — Subsequent Events for further information on the Separation.
10. Subsequent Events
The Separation
On July 1, 2026, S&P Global completed the Separation of Mobility Global by means of a tax-free, pro-rata distribution of 100% of common stock of Mobility Global to S&P Global’s existing shareholders as of June 15, 2026 (the
“Distribution”), and the transfer of certain assets and liabilities of the Spin Business to Mobility Global. On July 1, 2026,
S&P Global distributed one share of Mobility Global common stock for every share of S&P Global common stock held as of the close of business on June 15, 2026, the record date for the Distribution. On July 1, 2026, Mobility Global became an independent, publicly traded company under the stock symbol “MBGL” on the New York Stock Exchange. S&P Global retained no ownership interest in Mobility Global.
As of the date of Separation, the primary source of cash on hand was generated by operations and net proceeds from the issuance of the Senior Notes, after payment of a $2.0 billion dividend to S&P Global as consideration for the transfer of certain assets, liabilities and entities to Mobility Global in connection with the Separation. See Note 4 — Debt for further discussion.
Mobility Global and S&P Global entered a Separation and Distribution Agreement and several other agreements to effect the Separation and provide a framework for Mobility Global’s relationship with S&P Global after the Separation.
These agreements provide for the allocation between Mobility Global and S&P Global of the assets, liabilities and obligations of S&P Global and its subsidiaries, and will govern the relationship between Mobility Global and S&P Global after the Separation. In addition to the Separation and Distribution Agreement, the other agreements that were entered into with S&P Global include the Tax Matters Agreement, Transition Services Agreement, Employee Matters Agreement, and
other commercial arrangements. Following the Separation, the Company expects to rely on S&P Global for certain transitional services under the Transition Services Agreement, including for information technology, finance, and human resources. Costs associated with these services will be incurred on a different basis than historical allocations, and are expected to decline as processes are transitioned to Mobility Global. In addition, the Company expects to incur incremental stand-alone public company and corporate costs. As a result, historical results are not necessarily indicative of future operating results.
The Company adopted the 2026 Long Term Incentive Plan (the “Stock Plan”). Outstanding S&P Global equity awards held by individuals employed by or providing services to Mobility Global, or whose employment transferred to
Mobility Global in connection with and prior to the Separation, were converted into Mobility Global equity awards under the Stock Plan in a manner that preserved intrinsic value based on the relative value of S&P Global common stock before the Distribution and Mobility Global’s common stock after the Distribution. The terms of the converted equity awards, including the grant period and vesting schedule, generally remained unchanged.
Dividend
In August 2026, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of common stock to common stockholders of record at the close of business on August 27, 2026, payable on September 10, 2026.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations for the three and six months ended
June 30, 2026 and 2025, should be read in conjunction with our unaudited condensed combined financial statements and the notes thereto, included in this Quarterly Report on Form 10-Q and the audited combined financial statements included in the Registration Statement. The following discussion and analysis includes forward-looking statements. These forward-
looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed elsewhere in this Quarterly Report on Form 10-Q and the
Registration Statement. See“Risk Factors” included in the Registration Statement.
Overview
We are a leading global provider of automotive data, insights, and technology solutions, serving a diverse client base across the entire automotive value chain. Our offerings are designed to empower OEMs, suppliers, dealerships, F&I firms, and aftermarket businesses with critical data, solutions, and insights to anticipate market changes, optimize operations, and make informed decisions across the entire vehicle and consumer lifecycles.
Our core business is structured around two key segments:
CARFAX
Our CARFAX segment is comprised of our CARFAX business line. CARFAX is a premier consumer brand that offers unparalleled vehicle history, valuation, and ownership information, fostering confidence and transparency for millions of consumers and facilitating informed decisions for over 40,000 dealer customers as of December 31, 2025.
Segment revenue is primarily driven by the number of dealer locations enrolled in dealer subscription products (Advantage,
Car Listings, and CARFAX For Life), the average monthly price per location on each product, and the number of Banking
& Insurance Group (“BIG”) customers and their average monthly price per customer.
We expect to continue growing our product suite through cross product adoption and by launching new products. Our brand investment is a key enabler of this growth. Continued investment in the CARFAX brand increases consumer trust and awareness, generates direct leads to our listings platform, and expands our Car Care audience. Strong consumer recognition also reinforces credibility with dealers and supports pricing power and retention across our product suite. We also expect to expand our geographic presence across Canada and Europe through new product introductions, a consumer-
led model and strategic investments.
B2B
Our B2B segment comprises two business lines: Marketing & Sales and Strategy & Planning. Our B2B segment delivers mission-critical data, analytics, and workflow tools that connect OEMs, dealer groups, suppliers, and adjacent stakeholders, helping them plan products, optimize pricing and incentives, and activate marketing with enterprise-grade accuracy. It is a predominantly subscription business with strong retention and broad penetration, differentiated by a unique data estate (registration/ownership, pricing and incentives, vehicle identification number (“VIN”)/specs, global forecasts, and supply chain/technology mapping) and solutions increasingly embedded in customer workflows. While mostly recurring, B2B also includes selective transactional elements (for example, marketing campaigns, VIN pulls, and Recall outreach) and is scaling new platform capabilities to drive upsell and margin expansion. The segment served 100% of the top 40 global carmakers, 94% of the top 100 automotive suppliers, and 100% of the top 10 investment banks as of
December 31, 2025, according to internal data.
•Marketing & Sales:   The Marketing & Sales business line provides gold-standard market analytics and consumer purchasing predictions designed to enhance new vehicle sales and optimize dealer network performance. It offers a comprehensive suite of solutions, including Polk Auto Solutions, Market Scan, various market reporting tools, and the innovative Data Studio platform. These solutions assist national sales companies and dealers in predicting future buyers, optimizing marketing efforts, and enhancing sales strategies through predictive modeling and statistical analytics of vehicle buying patterns. Key drivers include dealer penetration for automotiveMastermind, new data assets for Auto Insights market reporting, and supporting the digital retailing consumer experience for Market Scan.
The business line includes automotiveMastermind, a market-leading sales platform for dealers, providing sophisticated buyer prediction and marketing solutions to help anticipate consumer behavior and optimize sales strategies in the dynamic new car market, and Recall which provides turnkey, data-driven outreach programs that help OEMs and dealers identify current owners and execute multi-channel campaigns to maximize safety recall completion rates with demonstrated lifts in remedy rates and strong dealer return on investment.
•Strategy & Planning:   The Strategy & Planning business line is a leading independent provider of forecasts, analytics, and strategic decision support for the global automotive industry. It leverages technology and data science to offer unique insights, forecasts, and advisory services, supporting OEMs, automotive suppliers, and F&I firms from vehicle forecasting and component analysis to strategic product development. Its foundation lies in our analytical models, powering critical design and build decisions through vehicle and supply chain forecasting and global reporting. Improvements in predictive analytics, machine learning (“ML”), and artificial intelligence (“AI”)
have continued to underpin progress in this business line, transforming raw information into actionable intelligence for agile planning and competitive differentiation. Core offerings include Vehicle & Supply Chain Forecasting and
Global Reporting. Key products and capabilities include Forecast Adjustment and Simulation Tool (“FAST”),
Procurement IQ (“PIQ”), and our strategic investment in Digital Automotive (“DA”).
Our Business Model
We operate a predominantly subscription-based revenue model, complemented by selected non-subscription
(transactional) streams.
•Subscription:   The majority of offerings across the business are sold on monthly, annual or multi-year subscriptions, providing recurring revenue and high retentions. Examples include CARFAX dealer products
(Advantage vehicle history, Car Listings, CARFAX For Life), BIG solutions, B2B Marketing & Sales solutions
(automotiveMastermind, Market Reporting, Market Scan API priced by dealer rooftops) and Planning Solutions
(vehicle & supply chain forecasting, powertrain and technology, global reporting).
•Non-subscription (transactional):   A smaller share of revenue comes from one-time or usage-based activities that are non-cyclical in nature — and that are usually tied to underlying business metrics such as OEM marketing spend or safety recall activity — as well as consulting and advisory services. Examples include CARFAX consumer pay-
per-report purchases, Planning Solutions one-time data deliveries and Marketing & Sales recall campaign outreach that is volume-based. These transactional elements add flexibility for customers but are a minority of the portfolio relative to subscriptions.
Key Factors Affecting Our Results of Operations
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and under Item 1A “Risk Factors”
in the Registration Statement.
Accelerated Technological Advancements and Vehicle Complexity
Our revenues are significantly influenced by the profound transformation of the automotive industry, driven by advancements such as EVs, Autonomous Vehicles (“AVs”) and software-defined vehicles (“SDVs”). This shift significantly increases the complexity of vehicle planning, production, purchasing, and maintenance processes. The integration of AI is powering new driving features like Advanced Driver Assistance Systems (ADAS) and is increasingly adopted by auto manufacturers for optimizing product development, supply chains, and customer targeting. These trends necessitate a higher demand for comprehensive and quality data to help OEMs and suppliers navigate new product choices, manage inventory, and adapt to evolving consumer expectations. We believe our solutions, including specialized data for
EVs, SDVs, and component-level forecasts, are crucial to our customers in navigating these complexities.
Trends in Consumer Automotive Purchases
Our performance is influenced by evolving consumer preferences and their willingness to spend on automotive products. Factors such as rising vehicle prices, potentially due to tariffs, can lead to shifts in demand for vehicle purchases and changes in the relative demand for new versus used vehicles. Our ability to provide data and analytics that help OEMs and dealers understand these shifts, identify high-intent buyers, and adapt their strategies to changing consumer expectations is crucial for our continued success. This includes providing insights into how consumers respond to pricing, incentives, and the increasing complexity of new vehicle technologies like EVs and AVs.

Evolving Consumer Preferences and Omnichannel Engagement
Consumer purchasing journeys have become more sophisticated, characterized by a heightened focus on digital engagement and a demand for personalized experiences. Consumers are increasingly informed, gathering information online and through various touchpoints, and seeking tailored offers before making purchasing decisions. The rise of digital retail and consumer empowerment means buyers expect transparency and control, leading to a greater reliance on verified data sources. In this context, CARFAX Car Care serves as a critical digital engagement point with over 53 million consumers as of December 31, 2025, informing their decisions about vehicles and related services by surfacing what service is needed, when, and likely cost estimates ahead of choosing a dealer or aftermarket shop. Over time, this upstream digital engagement will increasingly shape purchase and service choices before a consumer ever contacts a provider, shifting information needs to be served in advance and not exclusively by the dealer. Our success depends on our ability to provide the necessary data and analytics that enable OEMs and dealers to identify high-intent buyers, craft effective marketing campaigns, and deliver personalized offers across an omnichannel landscape, while also meeting consumers in these pre-dealer digital moments with trusted, decision-grade information.
Dynamic Supply Chain and Geopolitical Influences
Global supply chain disruptions can lead to increased costs for new vehicles, potentially shifting consumer demand towards the used car market. Furthermore, the macro environment is significantly impacted by tariff policies, which have led to substantial increases in trade-weighted tariff rates for automotive products, affecting demand purchasing patterns.
Our solutions are vital in helping our customers navigate this period of uncertainty by providing tariff scenario planning, insights into cost changes, analytics for supply chain reconfiguration, and real-time understanding of localized price shifts.
The increased importance of used vehicle history reports in a tariff-affected market also underscores the value of our
CARFAX offerings.
Complex and Evolving Data Ecosystem Requiring Agile Planning and Data-Driven Solutions
The automotive industry demands real-time market data, granular and dynamic product insights, and flexible forecasting tools capable of accounting for greater uncertainty and multiple scenarios. The adoption of AI and predictive analytics further underscores the need for robust data platforms. Despite the increased data production, the industry’s network of OEMs, suppliers, dealers, and consumers often faces challenges in accessing comprehensive and accurate information due to fragmentation and a lack of trust.
We hold a distinctive position as a leading provider of data and insights across the entire vehicle lifecycle. We believe our Strategy & Planning business line, offering independent forecasts and analytics, is essential for OEMs and suppliers to make critical capital investment decisions, manage complex product portfolios, and respond swiftly to market dynamics. Furthermore, our extensive data assets, established relationships, and trusted brands (such as CARFAX and
Polk) enable us to bridge data gaps, providing the breadth and depth of data across all customer segments and lifecycle stages that are critical for continued relevance and growth.
Privacy laws continue to evolve at the state and federal level, which could impact the ability for companies to acquire and use data with PII. Our long-standing history of strong data management practices and focus on compliance with data privacy legislation has positioned us as a trusted steward of sensitive data with our customers and data suppliers such as the state DMVs. The long-standing DPPA and its state equivalents govern the use of much of this sensitive data. The DPPA, which has been in place for over three decades, is embedded in our culture and operations and has allowed us to build industry critical systems to support essential services to the market such as Vehicle Reclass Services. Our established custodianship of data for the automotive industry has allowed us to engage with legislative bodies as new privacy laws emerge to advocate for appropriate exemptions and to ensure that access to such data continues to be governed by the
DPPA, helping us minimize the risk of impact on our business. See “Business—Regulation.”
Increased Competition
We face competition in each of our business segments and across the geographic markets in which we operate. While we believe in the strength and importance of our offerings, our customers have the ability to switch to our competitors or cease using our products. Competitive factors impacting our business include market dynamics and evolving customer preferences, new product innovations and product development, pricing, cost inputs, and the ability to attract and retain talented employees. We expect that the continued attractiveness of the markets in which we operate will encourage existing and new competitors, which could increase competitive pressure over time. In addition, Chinese car manufacturers are expanding into global markets and intensifying competition for Western OEMs. This accelerates demand for the kind of comprehensive, real-time forecasting, supply chain, and market analytics we provide (e.g., scenario planning and competitive benchmarking), but it can also make it more challenging for us to deepen penetration with certain OEMs given our U.S. base and evolving geopolitical and regulatory considerations. We intend to continue to focus on the breadth and independence of our data, our global coverage, and our ability to serve multinational customers across regions to mitigate these risks and capture the increased need for decision-grade insights.
Investing in Continued Innovation and Brand Awareness
Our success is dependent on our ability to continuously provide mission-critical data and insights to our customers, informing their purchase, planning, manufacturing, and sales decisions. We are recognized as a pioneer in acquiring, aggregating, and presenting data that offers unique insights within the automotive industry. This has allowed us to build significant brand awareness and a strong reputation, notably through trusted brands like CARFAX and Polk. Within
CARFAX specifically, the cost of acquiring new customers is rising as major advertising platforms and vendors dial up their monetization, increasing the expense to reach and convert consumers via paid digital channels. We intend to continue to invest in brand and traffic generation efficiently (e.g., balancing brand media with performance spend) while expanding proprietary data assets and improving technology delivery, so we can reach new customers and maintain our leading position, especially as vehicle complexity increases with advancements in EVs, AVs, SDVs, and AI.
Deepening Relationships with Existing Customers and Acquiring New Customers
We have cultivated strong relationships with some of the world’s leading OEMs, suppliers, and dealers, and we are committed to continuing to serve their evolving needs. We believe the increasing complexity within the automotive supply chain and the heightened demands for comprehensive and quality data have made our solutions essential to our customers.
We are dedicated to providing additional solutions to address new problems, as evidenced by our planned initiatives to launch new products and expand into extended core markets and adjacencies. While maintaining strong relationships with our current clientele, our continued growth also relies on our ability to acquire new customers, including smaller suppliers,
EV and SDV players, and automotive startups. Our products are designed to be extensible, allowing us to easily scale with new customers, and our success in this area will be driven by continued investment in our go-to-market strategies and product capabilities.
Disciplined Capital Allocation and Portfolio Management
We expect to generate positive free cash flow, which we will use to invest in our business and to support balance sheet flexibility that will allow us to pursue acquisitions, and return capital to shareholders, including paying dividends. We actively assess our capital allocation opportunities and policy, and intend to take a disciplined and prudent approach to the allocation of our capital.
We also actively review and refine our portfolio through acquisitions that support our businesses as well as divestitures of assets that no longer match our strategic direction. We have demonstrated an ability to successfully acquire, integrate, and scale businesses, and we intend to pursue a disciplined approach to acquisitions and partnerships that can support our growth. We believe our cash flow generation and balance sheet will allow us to make acquisitions and divestitures while still maintaining a disciplined approach to return capital to shareholders; however, the pursuit of acquisitions and divestitures involves potential risks.
Basis of Presentation
The condensed combined financial statements have been prepared on a carve-out basis and are derived from the consolidated financial statements and accounting records of S&P Global. The condensed combined financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with
GAAP and pursuant to the rules and regulations of the SEC.
On July 1, 2026, S&P Global completed the Separation of Mobility Global by means of a tax-free, pro-rata distribution of 100% of our common stock to S&P Global’s existing shareholders as of June 15, 2026, and the transfer of certain assets and liabilities of the Spin Business to us. Effective on July 1, 2026, we became an independent, publicly traded company listed under the stock symbol “MBGL” on the New York Stock Exchange, and will report on a consolidated stand-alone basis for subsequent periods. See Note 10 — Subsequent Events in this Quarterly Report on Form
10-Q for additional information regarding the Separation.

Throughout the periods included in these condensed combined financial statements, we have operated as part of S&P
Global. The results for the interim periods are not necessarily indicative of results for the full year. All revenues and costs, as well as assets and liabilities, directly associated with our business activity are recorded in these financial statements. The condensed combined financial statements include certain assets and liabilities that have historically been held at the S&P
Global corporate level but are specifically identifiable or otherwise attributable to us. The condensed combined financial statements also include allocations of certain expenses from S&P Global’s corporate functions to us. The allocations were recorded on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenue, headcount, or other measures of ours or S&P Global. Management believes the assumptions underlying the condensed combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had we historically operated independently of S&P Global. See Note 9 — Related Party Transactions
and Parent Company Investment to the condensed combined financial statements in this Quarterly Report on Form 10-Q for further discussion.
The condensed combined financial statements may not be indicative of future performance and do not necessarily reflect what the condensed combined statements of income, balance sheets and statements of cash flows would have been had we operated as a separate business during the periods presented. Actual costs that would have been incurred if we had operated on a stand-alone basis would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We are unable to quantify the amounts that we would have recorded during the historical periods on a stand-alone basis as it is not practicable to do so.
Further, the historical financial statements are not necessarily indicative of our future results of operations, financial condition, or cash flows as a stand-alone company. As a result of the Separation and costs associated with running an independent, publicly traded company, we expect to incur expenditures that may vary from historical allocations, which may have an impact on our profitability and operating cash flows. Following the Separation, S&P Global will continue to provide some services to us on a transitional basis, generally for a period of up to 18 months, for an agreed upon fee pursuant to a transition services agreement (“TSA”). We will incur non-recurring costs to establish stand-alone infrastructure and processes and to replace services previously provided by S&P Global as we transition off the TSA, ranging from $75 million to $110 million. As a stand-alone public company, we will also incur additional costs, including for additional personnel and for corporate governance, which we expect to exceed costs that have been historically allocated to us.
Components of Results of Operations
Revenue
Revenue primarily consists of subscription revenue, which is generated from products that provide data and insight on future vehicle sales and production. Subscription revenue also includes a range of services to financial institutions, to support marketing, insurance underwriting, and claims management. Subscription revenue is recognized ratably. Non-
subscription revenue includes transactional sales of data that are non-cyclical in nature and that are usually tied to underlying business metrics such as vehicle manufacturers, marketing spend, or safety recall activity.
Operating-Related Expenses
Operating-related expenses primarily includes expenses related to cost of sales. These include direct costs associated with revenue generating activities including employee compensation, rent, and utilities.
Selling and General Expenses
Selling and general expenses primarily includes costs associated with selling, marketing, office facilities, shared services, employee compensation, technology and research and development, corporate allocations, and other administrative costs.
Depreciation and Amortization
Depreciation and amortization include depreciation and amortization of our fixed and intangible assets.

Interest Expense and Other, net
Interest expense, net primarily includes interest expense on our Senior Notes and interest income and expense related to our related party loans prior to the Separation.
Provision for Income Taxes
Provision for income taxes includes income tax calculated on a separate return methodology, based on amounts refundable or payable for the current year, and includes the results of any difference between GAAP accounting and tax reporting, recorded as deferred tax assets or liabilities.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a non-GAAP measure and is defined as our Net income adjusted to exclude (1) interest expense, net, (2) provisions for income taxes, (3) depreciation and amortization, (4) stock-based compensation,
(5) transaction costs related to the stand-up of the Spin Business in connection with the Separation, and (6) employee severance charges and other costs that are not representative of the underlying economics of the periods presented. Net income is the most directly comparable GAAP financial measure to Adjusted EBITDA. Adjusted EBITDA margin is a non-GAAP measure and refers to Adjusted EBITDA divided by GAAP revenue.
We believe the presentation of Adjusted EBITDA and Adjusted EBITDA margin provide useful measures for period-
over-period comparisons of our business, as they remove the effects of certain non-cash items and other non-recurring costs that are not indicative of our core operating performance or results of operations. They are also measures that our management relies upon to evaluate business performance.
Adjusted EBITDA and Adjusted EBITDA margin are not intended to be performance measures that should be regarded as alternatives to, or more meaningful than, Net income and Net income margin as indicators of operating performance. Adjusted EBITDA and Adjusted EBITDA margin should not be considered in isolation or as substitutes for analysis of our results reported under GAAP. Adjusted EBITDA and Adjusted EBITDA margin, as we calculate them, may not be comparable to similarly titled measures employed by other companies.
The following tables present a reconciliation of Net income, the most directly comparable financial statement measure, to Adjusted EBITDA and Adjusted EBITDA margin by segment for the periods presented:

	Three months ended June 30, 2026
(in millions)	CARFAX	B2B	Corporate	Total
Net income (GAAP)				$53
Interest expense, net				7
Provision for income taxes				22
Operating profit (GAAP)	101	3	(22)	82
Adjusted to add:
Amortization of intangibles	48	26	—	74
Depreciation	2	1	—	3
Stock-based compensation	2	3	—	5
Transaction costs	—	20	16	36
Employee severance charges and other	—	—	2	2
Adjusted EBITDA	$153	$53	$(4)	$202
% Adjusted EBITDA margin	49%	34%	N/M	43%

	Three months ended June 30, 2025
(in millions)	CARFAX	B2B	Corporate	Total
Net income (GAAP)				$65
Interest expense, net				4
Provision for income taxes				27
Operating profit (GAAP)	89	16	(9)	96
Adjusted to add:
Amortization of intangibles	48	26	—	74
Depreciation	2	1	—	3
Stock-based compensation	2	2	—	4
Transaction costs	—	—	2	2
Employee severance charges and other	1	4	4	9
Adjusted EBITDA	$142	$49	$(3)	$188
% Adjusted EBITDA margin	49%	33%	N/M	43%

	Six months ended June 30, 2026
(in millions)	CARFAX	B2B	Corporate	Total
Net income (GAAP)				$108
Interest expense, net				10
Provision for income taxes				45
Operating profit (GAAP)	190	8	(35)	163
Adjusted to add:
Amortization of intangibles	95	53	—	148
Depreciation	5	2	—	7
Stock-based compensation	3	6	—	9
Transaction costs	—	33	24	57
Employee severance charges and other	—	—	2	2
Adjusted EBITDA	$293	$102	$(9)	$386
% Adjusted EBITDA margin	48%	33%	N/M	42%

	Six months ended June 30, 2025
(in millions)	CARFAX	B2B	Corporate	Total
Net income (GAAP)				$123
Interest expense, net				7
Provision for income taxes				50
Operating profit (GAAP)	166	30	(16)	180
Adjusted to add:
Amortization of intangibles	95	53	—	148
Depreciation	5	2	—	7
Stock-based compensation	5	4	—	9
Transaction costs	—	—	2	2
Employee severance charges and other	1	4	6	11
Adjusted EBITDA	$272	$93	$(8)	$357
% Adjusted EBITDA margin	48%	32%	N/M	42%
Free Cash Flow
Free cash flow is a non-GAAP financial measure and reflects our cash provided by operating activities less capital expenditures. Capital expenditures include purchases of property and equipment and additions to technology projects. Our cash provided by operating activities is the most directly comparable GAAP financial measure to Free cash flow.

We believe the presentation of Free cash flow allows our investors to evaluate the cash generated from our underlying operations in a manner similar to the method used by management. We use Free cash flow to conduct and evaluate our business because we believe it typically presents a more conservative measure of cash flows since capital expenditures are considered a necessary component of ongoing operations. Free cash flow is useful for management because it allows management to evaluate the cash available to us to make strategic acquisitions and investments.
The presentation of Free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies.
The following table presents a reconciliation of our Cash provided by operating activities to Free cash flow for the periods presented:

	Six Months Ended June 30,
(in millions)	2026	2025
Cash provided by operating activities	$189	$233
Capital expenditures	(12)	(8)
Free cash flow	$177	$225
Results of Operations
The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Revenue	$468	$439	$29	7%	$923	$859	$64	7%
Expenses:
Operating-related expenses	134	132	2	2%	270	259	11	4%
Selling and general expenses	175	134	41	31%	335	265	70	26%
Depreciation and amortization	77	77	—	—%	155	155	—	—%
Total expenses	386	343	43	13%	760	679	81	12%
Operating profit	82	96	(14)	(15)%	163	180	(17)	(9)%
Interest expense, net	7	4	3	75%	10	7	3	43%
Income before provision for income taxes	75	92	(17)	(18)%	153	173	(20)	(12)%
Provision for income taxes	22	27	(5)	(19)%	45	50	(5)	(10)%
Net income	$53	$65	$(12)	(18)%	$108	$123	$(15)	(12)%

Adjusted EBITDA	$202	$188	14	7%	$386	$357	29	8%
% Net income margin	11%	15%			12%	14%
% Adjusted EBITDA margin	43%	43%			42%	42%
N/M — Represents a change equal to or in excess of 100% or not meaningful

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Revenue	$468	$439	$29	7%	$923	$859	$64	7%
Subscription revenue	$383	$358	25	7%	$755	$701	54	8%
Non-subscription revenue	$85	$81	4	5%	$168	$158	10	6%
% of total revenue:
Subscription revenue	82%	82%			82%	82%
Non-subscription revenue	18%	18%			18%	18%

U.S. revenue	$389	$365	24	7%	$765	$715	50	7%
International revenue	$79	$74	5	7%	$158	$144	14	10%
% of total revenue:
U.S. revenue	83%	83%			83%	83%
International revenue	17%	17%			17%	17%
Revenue increased $29 million in the three months ended June 30, 2026 as compared to the three months ended June
30, 2025, and increased $64 million in the six months ended June 30, 2026 as compared to the six months ended June 30,
2025, primarily attributable to an increase in subscription revenue, driven primarily by price increases of approximately
$16 million and $36 million, respectively, and continued new business growth of approximately $8 million and
$20 million, respectively.
Expenses
Operating-Related Expenses
Operating-related expenses increased $2 million in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, and increased $11 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily driven by higher strategic investments.
Selling and General Expenses
Selling and general expenses including Corporate unallocated expense, increased $41 million in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, and increased $70 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Excluding the impact of higher transaction costs associated with the stand-up of the Spin Business in connection with the Separation of $34 million, partially offset by lower employee severance charges and other employee costs of $7 million, Selling and general expenses increased $14 million for the three months ended June 30, 2026, primarily driven by an increase in compensation costs. Excluding the impact of higher transaction costs associated with the stand-up of the Spin Business in connection with the Separation of
$55 million, partially offset by lower employee severance charges and other employee costs of $9 million, Selling and general expenses increased $24 million for the six months ended June 30, 2026, primarily driven by an increase in advertising and promotion costs and, to a lesser extent, an increase in compensation costs.
Interest Expense, net
Interest expense, net increased $3 million for both the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, driven by interest expense on the Senior Notes in 2026 which were issued on
May 29, 2026, partially offset by interest income earned on proceeds from the Senior Notes. We expect interest expense, net to increase in future periods due to the issuance of the Senior Notes.
Provision for Income Taxes
The effective income tax rate was 29.3% and 29.3% for the three months ended June 30, 2026 and 2025, respectively, and 29.4% and 28.9% for the six months ended June 30, 2026 and 2025, respectively. The higher tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributable to an increase in the state and local tax rate.
On January 5, 2026, the Organisation for Economic Co-operation and Development (“OECD”) issued administrative guidance outlining a framework under which U.S.-parented groups may be excluded from the application of the OECD’s global minimum tax rules. Each member jurisdiction will need to adopt and enact this guidance into local law, and the timing and manner of adoption may vary. We are continuing to monitor developments related to this guidance and will evaluate the impact on our financial statements as additional information becomes available.
Adjusted EBITDA
Adjusted EBITDA increased $14 million in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, and increased $29 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily attributable to revenue growth, partially offset by an increase in advertising and promotion costs, an increase in compensation costs driven by annual merit increases, and an increase in strategic investments.
Segment Results of Operations
We operate our business as two reportable segments: CARFAX and B2B.
CARFAX
The following table provides Revenue and Adjusted EBITDA information for the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Revenue	$312	$289	$23	8%	$610	$564	$46	8%
Subscription revenue	$252	$234	18	8%	$494	$459	35	8%
Non-subscription revenue	$60	$55	5	9%	$116	$105	11	10%
% of total revenue:
Subscription revenue	81%	81%			81%	81%
Non-subscription revenue	19%	19%			19%	19%

U.S. revenue	$265	$246	19	8%	$518	$482	36	7%
International revenue	$47	$43	4	9%	$92	$82	10	12%
% of total revenue:
U.S. revenue	85%	85%			85%	85%
International revenue	15%	15%			15%	15%

Adjusted EBITDA	$153	$142	11	8%	$293	$272	21	8%
% Adjusted EBITDA margin	49%	49%			48%	48%
Revenue increased $23 million in the three months ended June 30, 2026 as compared to the three months ended June
30, 2025, and increased $46 million in the six months ended June 30, 2026 as compared to the six months ended June 30,
2025, primarily attributable to an increase in subscription revenue, which was primarily driven by price increases.
Adjusted EBITDA increased $11 million in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, and increased $21 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily driven by revenue growth, partially offset by an increase in advertising and promotion costs.

B2B
The following table provides Revenue and Adjusted EBITDA information for the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Revenue	$156	$150	$6	4%	$313	$295	$18	6%
Subscription revenue	$131	$124	7	6%	$261	$242	19	8%
Non-subscription revenue	$25	$26	(1)	(4)%	$52	$53	(1)	(2)%
% of total revenue:
Subscription revenue	84%	83%			83%	82%
Non-subscription revenue	16%	17%			17%	18%

U.S. revenue	$124	$119	5	4%	$247	$233	14	6%
International revenue	$32	$31	1	3%	$66	$62	4	6%
% of total revenue:
U.S. revenue	79%	79%			79%	79%
International revenue	21%	21%			21%	21%

Adjusted EBITDA	$53	$49	4	8%	$102	$93	9	10%
% Adjusted EBITDA margin	34%	33%			33%	32%
Revenue increased $6 million in the three months ended June 30, 2026 as compared to the three months ended June
30, 2025, and increased $18 million in the six months ended June 30, 2026 as compared to the six months ended June 30,
2025, primarily attributable to an increase in subscription revenue, which was primarily due to continued new business growth.
Adjusted EBITDA increased $4 million in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, and increased $9 million in the six months ended June 30, 2026 as compared to the six months ended
June 30, 2025, primarily driven by revenue growth partially offset by an increase in compensation costs driven by annual merit increases.
Liquidity and Capital Resources
Historically, we have generated cash from operating activities. The majority of our operations historically participated in the United States and international cash management and funding arrangements managed by S&P Global, where cash was swept from our balance sheet daily, and cash to meet our operating and investing needs was provided as needed from S&P Global.
Following the Separation from S&P Global, our ability to fund our operating needs will depend on our ongoing ability to generate cash flow from operating activities and our access to the bank and capital markets. We believe that our cash and cash equivalents as of June 30, 2026, together with future cash from operating activities, borrowing capacity under the Credit Facility, and access to capital markets, will provide adequate resources to meet all of our current and long-
term obligations as they come due, including the Senior Notes, and sufficient liquidity to fund capital expenditures and working capital, pay dividends to our stockholders, and to execute our business strategy.
If our cash flows from operations are less than we require, we may need to incur debt or issue equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the arrangements in place at the time of the Separation will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy. There can be no assurance that we will continue to have access to the capital markets on terms acceptable to
us. See Item 1A, “Risk Factors” included in our Registration Statement.

Common Stockholder Dividends
Our intention is to pay dividends to holders of our common stock in an amount of $0.06 per common share on a quarterly basis. The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of Directors and subject to adjustment by amounts determined by our Board of Directors to be necessary or appropriate to provide for our business needs and to comply with applicable law. Our dividend policy may be changed at any time.
Description of Certain Indebtedness
As of June 30, 2026, the carrying value of our outstanding debt totaled $2.0 billion, which consisted of our 5.050%
Senior notes due 2029 (the “2029 Notes”), our 5.450% Senior notes due 2031 (the “2031 Notes”), and our 6.050% Senior notes due 2036 (the “2036 Notes” and, together with the 2029 Notes and the 2031 Notes, the “Senior Notes”). Interest on
the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15,
2026.
We also have a $500 million revolving credit facility (the “Credit Facility”) that is available for general corporate purposes as of July 1, 2026. We have the option to increase the capacity under the Credit Facility by up to $250 million above the current committed amount, subject to lender participation and customary closing conditions. The Credit Facility requires that we pay certain facility fees on the aggregate unused commitments under the Credit Facility and certain letter of credit issuance and fronting fees.
See Note 4 — Debt for further discussion of our debt.
Cash Flow Overview
Cash and cash equivalents were $186 million and $40 million as of June 30, 2026 and 2025. Details of our cash flows are included in the table below.

	Six Months Ended June 30,
(in millions)	2026	2025
Cash provided by operating activities	$189	$233
Cash used for investing activities	(15)	(11)
Cash used for financing activities	(25)	(210)
Effect of exchange rate changes on cash	(1)	1
Net change in cash and cash equivalents	$148	$13
Operating Activities
Cash provided by operating activities was $189 million for the six months ended June 30, 2026, compared to $233 million for the six months ended June 30, 2025. The decrease in Cash provided by operating activities was primarily due to a net decrease in cash provided by working capital accounts.
Investing Activities
Cash used for investing activities was $15 million for the six months ended June 30, 2026, compared to $11 million for the six months ended June 30, 2025. The increase in Cash used for investing activities was primarily due to higher cash used for capital expenditures in 2026.
Financing Activities
Cash flows from financing activities primarily comprised the issuance of the Senior Notes and transfers from and to
S&P Global. The components of net transfers include: (i) cash pooling and general financing activities, including the payment of a dividend to S&P Global as consideration for the transfer of certain assets, liabilities and entities to Mobility
Global in connection with the Restructuring Transactions, (ii) charges for income taxes that we assumed to be settled with
S&P Global, and (iii) allocations of S&P Global’s corporate expenses, which were effectively settled for cash at the time of the transaction. See Note 10 — Related Party Transactions and Parent Company Investment to the audited combined financial statements included in our Registration Statement and Note 9 — Related Party Transactions and Parent Company
Investment to the condensed combined financial statements in this Quarterly Report on Form 10-Q for further discussion.
Cash used for financing activities was $25 million for the six months ended June 30, 2026 compared to cash used for financing activities of $210 million for the six months ended June 30, 2025. The decrease in cash used for financing activities was primarily attributable to the issuance of the Senior Notes in 2026, partially offset by net increase in transfers to S&P Global, primarily driven by the dividend paid to S&P Global in connection with the Restructuring Transactions.
Contractual Obligations
We typically have various contractual obligations, which are recorded as liabilities in our condensed combined balance sheets, while other items, such as certain purchase commitments and other executory contracts, are not recognized, but are disclosed herein. There were no material changes to what was disclosed in the audited combined financial statements included in the Registration Statement.
Critical Accounting Policies and Estimates
There have been no significant additions or changes to the methods, estimates and judgments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting
Policies and Estimates” included in Exhibit 99.1 to our Registration Statement.
Item 3.   Quantitative and Qualitative Disclosure About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of
Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk,” included in
Exhibit 99.1 to our Registration Statement. There have been no material changes during the quarter ended June 30, 2026 to this information as disclosed in our Registration Statement.
Effective on July 1, 2026, the Company entered into a foreign currency forward contract terminating on September
30, 2026 to effectively hedge the fluctuation in foreign currency rates between USD and CAD in connection with the
Canada Carfax Loan.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange
Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the
Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, these disclosure controls and procedures were effective. For the six months ended June
30, 2026, the Company relied on certain processes and internal controls over financial reporting performed by S&P Global.
Management’s Report on Internal Controls Over Financial Reporting
This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings
For a discussion of certain legal proceedings, see Note 8 — Commitments and Contingencies to the condensed combined financial statements in this Quarterly Report on Form 10-Q.
Item 1A.   Risk Factors
The risk factors that affect our business and financial results are set forth under Item 1A, “Risk Factors,” in the
Registration Statement. There have been no material changes to the risk factors from those described in the Registration
Statement. We wish to caution the reader that the risk factors discussed in Item 1A, “Risk Factors” in the Registration
Statement and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
None.
Item 6.   Exhibits
The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Title

2.1+	Separation and Distribution Agreement between S&P Global Inc. and Mobility Global Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2026)

3.1	Amended and Restated Articles of Incorporation of Mobility Global Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2026)

3.2	Amended and Restated Bylaws of Mobility Global Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2026)

10.1+	Transition Services Agreement between S&P Global Inc. and Mobility Global Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2026)

10.2+	Tax Matters Agreement between S&P Global Inc. and Mobility Global Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2026)

10.3†	Employee Matters Agreement between S&P Global Inc. and Mobility Global Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2026)

10.4†+	Offer Letter of William W. Eager dated July 28, 2025 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed on May 27, 2026)

10.5†+	Offer Letter of Matthew A. Calderone dated December 2, 2025 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed on May 27, 2026)

10.6†+	Offer Letter of Scott Fredericks dated November 17, 2025 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed on May 27, 2026)

10.7†+	Offer Letter of Joseph S. LaFeir dated November 10, 2025 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed on May 27, 2026)

10.8†+	Offer Letter of Tasha Matharu dated January 21, 2026 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed on May 27, 2026)

10.9†	Mobility Global Inc. 2026 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on July 1, 2026)

10.10	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed on May 27, 2026)

10.11†	Retention Letter of Joseph S. LaFeir dated May 6, 2025 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed on May 27, 2026)

10.12†	Retention Letter of Tasha Matharu dated August 7, 2025 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed on May 27, 2026)

10.13
Revolving Credit Agreement by and among Mobility Global Inc. and the Lenders named therein dated
May 6, 2026 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on
Form 10 filed on May 27, 2026)

10.14*	Indenture by and among Mobility Global Inc. and The Bank of New York Mellon Trust Company, N.A.

10.15*	First Supplemental Indenture by and among Mobility Global Inc. and The Bank of New York Mellon Trust Company, N.A.

10.16*	Registration Rights Agreement by and among Mobility Global Inc. and the Initial Purchasers named therein

10.17*†	Mobility Global Inc. Annual Incentive Plan, adopted as of June 24, 2026.

10.18*†	Mobility Global Inc. Executive Severance Plan, effective as of July 1, 2026.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form 10 filed on May 27, 2026)

31.1*	Certification of the principal executive officer pursuant to Rule 13a – 14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a – 14(a).

32.1**	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from Mobility Global Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments
*        Filed herewith.
**      Furnished herewith.
†Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
+Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of
Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobility Global Inc.

	By:	/s/ Matthew A. Calderone

Name: Matthew A. Calderone
Title: Chief Financial Officer (on behalf of the registrant and as principal financial officer)

Date: August 7, 2026