Form 10-Q
period 2026-09-30
Mobility Global Inc.
filed 2026-11-12
CIK 2090312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant
was required to submit such files).    Yes ☒   No ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒
As of November 9, 2026, there were 294,844,592 shares of common stock of the registrant outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “could,” “intend,” “may,” “might,” “will,” “should,” “expects,” “plans,”
“anticipates,” “believes,” “estimates,” “predicts,” “potential,” “would” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections, forecasts or assumptions of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including the numerous risks set forth under Item 1A, “Risk Factors,” in the
Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) on May
27, 2026, as amended (the “Registration Statement”).
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
•Except where the context otherwise requires, “S&P Global” and “Former Parent” refer to S&P Global Inc., the entity that owned Mobility Global prior to the Separation and that after the Separation is a separately traded public company consisting of its remaining operations.
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

See accompanying Notes to the Unaudited Condensed Financial Statements

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
MOBILITY GLOBAL INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenue	$478	$445	$1,401	$1,304
Expenses:
Operating-related expenses	105	129	375	388
Selling and general expenses	203	135	538	400
Depreciation	4	3	11	10
Amortization of intangibles	74	74	222	222
Total expenses	386	341	1,146	1,020
Operating profit	92	104	255	284
Interest expense and other, net	26	4	36	11
Income before provision for income taxes	66	100	219	273
Provision for income taxes	24	29	69	79
Net income	$42	$71	$150	$194
Net income per common share
Basic	$0.14	$0.24	$0.51	$0.66
Diluted	$0.14	$0.24	$0.51	$0.66
See accompanying Notes to the Unaudited Condensed Financial Statements

MOBILITY GLOBAL INC.
UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$42	$71	$150	$194
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	4	5	(4)
Comprehensive income	$41	$75	$155	$190
See accompanying Notes to the Unaudited Condensed Financial Statements

MOBILITY GLOBAL INC.
UNAUDITED CONDENSED BALANCE SHEETS

(in millions, except share and per share amounts)	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$351	$38
Accounts receivable, net of allowance for doubtful accounts	226	211
Prepaid and other current assets	44	32
Total current assets	621	281
Property and equipment, net of accumulated depreciation	25	19
Right of use assets	75	16
Goodwill	8,845	8,845
Other intangible assets, net	3,566	3,789
Other non-current assets	65	45
Total assets	$13,197	$12,995
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73	$56
Due to related parties – current	—	19
Accrued compensation	56	64
Unearned revenue	87	78
Other current liabilities	106	45
Total current liabilities	322	262
Long-term debt	1,981	—
Operating lease liabilities	73	11
Deferred tax liability, net	989	1,006
Due to related parties – non-current	—	230
Other non-current liabilities	5	1
Total liabilities	3,370	1,510
Commitments and Contingencies (Note 10)
Equity:
Common stock - $0.01 par value - Authorized 1,000,000,000 shares; 294,840,885 and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	3	—
Additional paid-in capital	9,777	—
Retained earnings	24	—
Former Parent investment	—	11,489
Accumulated other comprehensive income (loss)	23	(4)
Total equity	9,827	11,485
Total liabilities and equity	$13,197	$12,995
See accompanying Notes to the Unaudited Condensed Financial Statements

MOBILITY GLOBAL INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating Activities:
Net income	$150	$194
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11	10
Amortization of intangibles	222	222
Deferred income taxes	(63)	(67)
Stock-based compensation	18	16
Other	4	4
Changes in operating assets and liabilities, net:
Accounts receivable	(19)	5
Prepaid and other current assets	(11)	(4)
Accounts payable and accrued expenses	4	(6)
Due to related parties	(19)	7
Unearned revenue	9	6
Other current liabilities	75	(1)
Net change in other assets and liabilities	13	(9)
Cash provided by operating activities	394	377
Investing Activities:
Capital expenditures	(31)	(16)
Purchases of equity investments	(3)	(3)
Cash used for investing activities	(34)	(19)
Financing Activities:
Proceeds from issuance of Senior Notes	1,986	—
Payment of deferred financing costs	(8)	—
Payment of dividends	(18)	—
Net transfers to Former Parent	(2,006)	(328)
Payments related to loan from related parties	—	(18)
Contingent consideration payments	—	(2)
Cash used for financing activities	(46)	(348)
Effect of exchange rate changes on cash	(1)	2
Net change in cash and cash equivalents	313	12
Cash and cash equivalents at beginning of period	38	27
Cash and cash equivalents at end of period	$351	$39
Supplemental non-cash disclosures:
Consolidation of Canada Carfax Loan	$230	$—
See accompanying Notes to the Unaudited Condensed Financial Statements

MOBILITY GLOBAL INC.
UNAUDITED CONDENSED STATEMENTS OF EQUITY

	Common Stock				Former Parent Investment	Accumulated Other Comprehensive Income (Loss)
(in millions, except per share amounts)	Shares	Amount	Additional Paid- in Capital	Retained Earnings			Total Equity
Balance as of December 31, 2025	—	$—	$—	$—	$11,489	$(4)	$11,485
Comprehensive income, net of tax	—	—	—	—	55	1	56
Net increase in Former Parent Investment	—	—	—	—	42	—	42
Balance as of March 31, 2026	—	$—	$—	$—	$11,586	$(3)	$11,583
Comprehensive income, net of tax	—	—	—	—	53	5	58
Net decrease in Former Parent Investment	—	—	—	—	(1,806)	—	(1,806)
Balance as of June 30, 2026	—	$—	$—	$—	$9,833	$2	$9,835
Net income	—	—	—	42	—	—	42
Comprehensive loss, net of tax	—	—	—	—	—	(1)	(1)
Net transfers from Former Parent, including Separation adjustments	—	—	—	—	(62)	22	(40)
Issuance of common stock in connection with the Separation and reclassification of Former Parent Investment	295	3	9,768	—	(9,771)	—	—
Dividends to common stockholders ($0.06 per share)	—	—	—	(18)	—	—	(18)
Stock-based compensation	—	—	9	—	—	—	9
Balance as of September 30, 2026	295	$3	$9,777	$24	$—	$23	$9,827
MOBILITY GLOBAL INC.
See accompanying Notes to the Unaudited Condensed Financial Statements

UNAUDITED CONDENSED STATEMENTS OF EQUITY

	Common Stock				Former Parent Investment	Accumulated Other Comprehensive Income (Loss)
(in millions)	Shares	Amount	Additional Paid- in Capital	Retained Earnings			Total Equity
Balance as of December 31, 2024	—	$—	$—	$—	$11,680	$3	$11,683
Comprehensive income (loss), net of tax	—	—	—	—	58	(1)	57
Net decrease in Former Parent Investment	—	—	—	—	(44)	—	(44)
Balance as of March 31, 2025	—	$—	$—	$—	$11,694	$2	$11,696
Comprehensive income, net of tax	—	—	—	—	65	(7)	58
Net decrease in Former Parent Investment	—	—	—	—	(137)	—	(137)
Balance as of June 30, 2025	—	$—	$—	$—	$11,622	$(5)	$11,617
Comprehensive income, net of tax	—	—	—	—	71	4	75
Net decrease in Former Parent Investment	—	—	—	—	(132)	—	(132)
Balance as of September 30, 2025	—	$—	$—	$—	$11,561	$(1)	$11,560

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
•CARFAX — provides consumers, dealers, car service providers, and F&I firms with trusted vehicle history, valuations, listings, and service reminders — using a vast proprietary data estate and brand to help consumers buy the right car at the right price, sell confidently, and maintain their vehicles, while helping dealers build shopper confidence, convert more leads and drive service loyalty; and
•B2B — delivers mission-critical data, forecasts, and sales & marketing solutions to OEMs, suppliers, dealers, and
F&I firms, powering product planning, supply-chain and technology decisions, market analytics, pricing and incentives, and targeted customer activation.
Separation From S&P Global
On June 26, 2026, in anticipation of the Separation, the Company completed the Restructuring Transactions through a legal entity reorganization. As a result of this reorganization, all the operating entities comprising the historical Mobility business of S&P Global were included in Mobility Global as of and for the period ended June 30, 2026.
On July 1, 2026, S&P Global completed the Separation of Mobility Global by means of a tax-free, pro-rata distribution of 100% of common stock of Mobility Global to S&P Global’s existing shareholders and the transfer of certain assets and liabilities of the Spin Business to Mobility Global. Effective July 1, 2026, Mobility Global became an independent, publicly traded company listed under the stock symbol “MBGL” on the New York Stock Exchange.
In connection with the Separation, Mobility Global and S&P Global entered into a Separation and Distribution
Agreement and several other agreements to effect the Separation and provide a framework for Mobility Global’s relationship with S&P Global after the Separation. These agreements provided for the allocation between Mobility Global and S&P Global of the assets, liabilities and obligations of S&P Global and its subsidiaries, and govern the relationship between Mobility Global and S&P Global after the Separation. In addition to the Separation and Distribution Agreement, the other agreements that were entered into with S&P Global include the Tax Matters Agreement, Transition Services
Agreement, and Employee Matters Agreement. Following the Separation, the Company relies on S&P Global for certain transitional services under the Transition Services Agreement, including for information technology, finance, and human resources. Costs associated with these services will be incurred on a different basis than historical allocations, and are expected to decline as processes are transitioned to Mobility Global. In addition, the Company expects to incur incremental stand-alone public company and corporate costs. As a result, historical results are not necessarily indicative of future operating results.
2. Summary of Significant Accounting Policies
Basis of Presentation
Prior to the Separation, Mobility Global operated as part of S&P Global and not as a stand-alone company.
Accordingly, for periods prior to the Separation, the financial statements were prepared on a carve-out basis and derived from the consolidated financial statements and accounting records of S&P Global. The financial statements for such periods reflect the Company’s financial position, results of operations and cash flows as we were historically managed.
Accordingly, periods prior to the Separation are presented on a combined basis, and the periods subsequent to the
Separation are presented on a consolidated basis. Unless otherwise indicated, the consolidated and combined financial statements are referred to herein as the “unaudited condensed financial statements”.
Following the Separation, the unaudited condensed financial statements include the consolidated accounts of the
Company and its wholly-owned subsidiaries and no longer include allocations from S&P Global. The Company believes the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, that are necessary for a fair statement of financial position, results of operations and cash flows for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. The following information is relevant to the unaudited condensed financial statements:
•The unaudited condensed statements of operations and statements of comprehensive income for the three and nine months ended September 30, 2026 consist of the Company’s consolidated results for the three months ended
September 30, 2026 and the combined results of the Company’s businesses for the six months ended June 30,
2026. The unaudited condensed statements of operations and statements of comprehensive income for the three and nine months ended September 30, 2025 consist of the combined results of the Company’s businesses.
•The unaudited condensed balance sheet as of September 30, 2026 consists of the Company’s consolidated balances, while the unaudited condensed balance sheet as of December 31, 2025 consists of the combined balances of the Company’s businesses.
•The unaudited condensed statements of equity for the three and nine months ended September 30, 2026 consist of the Company’s consolidated activity for the three months ended September 30, 2026 and the combined activity of the Company’s businesses for the six months ended June 30, 2026. The unaudited condensed statements of equity for the three and nine months ended September 30, 2025 consist of the combined activity of the Company’s businesses.
•The unaudited condensed statement of cash flows for the nine months ended September 30, 2026 consists of the
Company’s consolidated results for the three months ended September 30, 2026 and the combined results of the
Company’s businesses for the six months ended June 30, 2026. The unaudited condensed statement of cash flows for the nine months ended September 30, 2025 consists of the combined results of the Company’s businesses.
For periods prior to the Separation, all revenues and costs, as well as assets and liabilities, directly associated with the business activity of the Company were recorded in the unaudited condensed financial statements. For such periods, the unaudited condensed financial statements included certain assets and liabilities that had historically been held at the S&P
Global corporate level but were specifically identifiable or otherwise attributable to the Company. Such unaudited condensed financial statements also included allocations of certain expenses from S&P Global’s corporate functions to the
Company. The allocations were recorded on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenue, headcount, or other measures of the Company or S&P Global. Management believes the assumptions underlying the unaudited condensed financial statements for periods prior to the Separation, including the assumptions regarding allocating general corporate expenses, were reasonable; however, the amounts are not necessarily representative of the amounts that would have been reflected in the unaudited condensed financial statements had the
Company operated independently of S&P Global during such periods. Following the Separation, the Company no longer receives allocations of expenses from S&P Global. See Note 11 — Related Party Transactions and Former Parent
Investment.
For periods prior to the Separation, S&P Global’s net investment in the Company was presented as a component of equity in the unaudited condensed financial statements. Distributions made by S&P Global to the Company or to S&P
Global from the Company were recorded as transfers from and to S&P Global, and the net amount was presented on the unaudited condensed statements of cash flows as Net transfers to Former Parent. In connection with the Separation, on July
1, 2026, Former Parent Investment was reclassified into Common stock and Additional paid-in capital based on the outstanding shares of Mobility Global’s common stock on July 1, 2026. Net transfers from Former Parent, including
Separation adjustments on the unaudited condensed statements of equity include adjustments to deferred tax liabilities transferred from the Former Parent and corrections to certain foreign currency translation adjustments related to the
Separation.
For periods prior to the Separation, cash balances legally owned by Mobility Global were reflected in the unaudited condensed financial statements. S&P Global had historically used a centralized approach to cash management and financing of its operations. These arrangements were not reflective of the manner in which the Company would have financed its operations had it been a stand-alone business separate from S&P Global during the periods for which the cash pooling arrangements were in place. During the first quarter of 2026, the Company ceased its participation in S&P Global’s cash pooling arrangements. Cash related to cash pooling arrangements was not included in the unaudited condensed financial statements for periods prior to the Separation. These amounts had instead been reported as a component of
Former Parent Investment. Following the Separation, the Company maintains its own centralized cash management arrangements independent of S&P Global.

The accompanying unaudited condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S.
Securities and Exchange Commission (“SEC”). All significant intercompany transactions within Mobility Global have been eliminated. As a result of the Restructuring Transactions, and in anticipation of the Separation, all balances with S&P
Global were settled, with the exception of receivables from Mobility Global customers remitted to S&P Global that are owed to Mobility Global which are reflected in Accounts receivable, net of allowance for doubtful accounts on the unaudited condensed balance sheets as of September 30, 2026. The total net effect of the settlement of these transactions is reflected in the unaudited condensed statements of cash flows in Net transfers to Former Parent as a financing activity and in the unaudited condensed balance sheets as Former Parent Investment. Certain other historical intercompany transactions between S&P Global and the Company have been classified as related party transactions, rather than Former Parent
Investment, as they were historically settled in cash.
For periods prior to the Separation, the unaudited condensed financial statements may not be indicative of future performance and do not necessarily reflect what the unaudited condensed statements of operations, balance sheets and statements of cash flows would have been had the Company operated as a stand-alone business during the periods presented. Actual costs that would have been incurred if the Company had operated as a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company is unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis as it is not practicable to do so. The accompanying unaudited condensed financial statements and the related notes should be read in conjunction with the Company’s audited combined financial statements and related notes included within the Company’s Registration Statement on Form 10 filed with the SEC on May
27, 2026, as amended (the “Registration Statement”).
Unearned Revenue and Remaining Performance Obligations
We record unearned revenue when cash payments are received in advance of our performance. The increase in the unearned revenue balance at September 30, 2026 compared to December 31, 2025 is primarily driven by cash payments received in advance of satisfying our performance obligations, offset by $76 million of revenues recognized that were included in the unearned revenue balance at the beginning of the period.
Remaining performance obligations represent the transaction price of contracts for work that has not yet been performed. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $87 million. We expect to recognize the majority of revenue on the remaining performance obligations over the next 12 months.
Derivative Instruments
The Company enters into foreign currency forward contracts to manage exposure to changes in exchange rates related to certain intercompany financing arrangements denominated in currencies other than the functional currency of the
Company, which is the United States dollar. During the three months ended September 30, 2026, the Company used foreign currency forward contracts to economically offset foreign currency remeasurement gains and losses associated with a certain intercompany loan. The contracts are not designated as hedging instruments for accounting purposes under
Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Accordingly, changes in the fair value of the contracts are recognized in earnings within Interest expense and other, net in the unaudited condensed statements of operations.
Recently Issued or Adopted Accounting Pronouncements
In September of 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its unaudited condensed financial statements.
In July of 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326), which provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this guidance did not have a significant impact on the
Company’s unaudited condensed financial statements.
In November of 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income –
Express Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to financial statements, additional information about specific expense categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its disclosures.
3. Earnings Per Share
Basic earnings per common share (“EPS”) is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except that the calculation includes the dilutive effect of the assumed vesting of outstanding restricted stock units (“RSUs”) under the treasury stock method, except where the inclusion of such shares would have an antidilutive impact. There were no antidilutive RSUs excluded from the diluted EPS calculation for the three and nine months ended September 30, 2026. Prior to the Separation on July 1, 2026, employee equity awards represented potential shares of S&P Global common stock rather than the Company's common stock and were not included in the Company's diluted EPS calculation.
The calculation of basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Net income attributable to common shareholders	$42	$71	$150	$194

Weighted-average shares outstanding - basic (1)	294,830,037	294,821,318	294,824,224	294,821,318
Effect of dilutive securities - RSUs	1,310,624	—	436,875	—
Weighted-average shares outstanding - diluted	296,140,661	294,821,318	295,261,099	294,821,318

Income per share:
Basic	0.14	0.24	0.51	0.66
Diluted	0.14	0.24	0.51	0.66
(1)Shares outstanding as of June 30, 2026 were 294,821,318, which was used to calculate both basic and diluted earnings per share for the three and nine months ended September 30, 2025.

4. Debt
The Company’s outstanding debt obligations consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
5.050% Senior notes due 2029	$650	$—
5.450% Senior notes due 2031	650	—
6.050% Senior notes due 2036	700	—
Less: Unamortized debt issuance costs and discount on debt	(19)	—
Total debt	$1,981	$—
Senior Notes
On May 29, 2026, the Company issued $2.0 billion aggregate principal amount of senior notes, consisting of
$650 million aggregate principal amount of 5.050% senior notes due 2029 (the “2029 Notes”), $650 million aggregate principal amount of 5.450% senior notes due 2031 (the “2031 Notes”), and $700 million aggregate principal amount of
6.050% senior notes due 2036 (the “2036 Notes” and, together with the 2029 Notes and the 2031 Notes, the “Senior
Notes”). The Senior Notes were sold in private placements to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The proceeds of the Senior Notes were held in escrow pending completion of the Separation, and such proceeds were released from escrow on June 30, 2026 in connection with the
Separation.
Interest on the Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2026. The Senior Notes were issued at a discount and are recorded at amortized cost, net of unamortized original issue discount and debt issuance costs. Approximately $16 million of debt issuance costs, consisting primarily of underwriting, legal, rating agency, and accounting fees, were incurred in connection with the issuance of the
Senior Notes. These costs, together with the original issue discount, are recorded as a reduction of the carrying amount of the Senior Notes and are amortized using the effective interest method over the respective terms of the Senior Notes. As of
September 30, 2026, Accrued interest payable was $37 million and was included in Other current liabilities on the unaudited condensed balance sheets. As of September 30, 2026, the fair value of the Senior Notes totaled $1.9 billion, consisting of $637 million for the 2029 Notes, $632 million for the 2031 Notes, and $662 million for the 2036 Notes, which were measured using Level II inputs. See Note 5 — Fair Value Measurements.
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
The indenture governing the Senior Notes includes customary covenants, including limitations on liens, sale-
leaseback transactions, and mergers. As of September 30, 2026, the Company was in compliance with all covenants under the indenture governing the Senior Notes.
During the second quarter of 2026, the Company used the net proceeds from the Senior Notes, after deducting discounts and commissions to the initial purchasers, to pay a $2.0 billion dividend to S&P Global as consideration for the transfer of certain assets, liabilities and entities to Mobility Global in connection with the Separation. The payment was reflected as a cash outflow in financing activities in the statement of cash flows for the nine months ended September 30,
2026.

Revolving Credit Facility
On May 6, 2026, in connection with the Separation, the Company entered into a $500 million revolving credit facility
(the “Credit Facility”). The Credit Facility was available on July 1, 2026 for general corporate purposes following the
Separation and matures on July 1, 2031. The Company has the option to increase the capacity under the Credit Facility by up to $250 million above the current committed amount, subject to lender participation and customary closing conditions.
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
The credit agreement contains certain affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to merge and/or dispose of all, substantially all or a substantial portion of our assets, incur additional subsidiary indebtedness, and incur certain liens. In addition, the credit agreement requires that we maintain a total net leverage ratio of not greater than 3.50 to 1.00 with, at our election and subject to certain customary conditions, a step-up to
4.00 to 1.00 for the four fiscal quarters ending immediately following a qualifying material acquisition (including the fiscal quarter that such qualifying material acquisition was consummated). The credit agreement also contains certain customary events of default, subject to certain thresholds and grace periods, including but not limited to payment default, material inaccuracy of a material representation, breach of covenants, cross-acceleration to material debt and change of control. If an event of default, as specified in the credit agreement, shall occur and be continuing, we may be required to repay all amounts outstanding under the Credit Facility. As of September 30, 2026, the Company was in compliance with all covenants under the credit agreement.
The Company incurred financing costs in connection with the Credit Facility, which are recorded as deferred financing costs within other assets and are amortized over the term of the facility. Commitment fees are recognized as interest expense as incurred. As of September 30, 2026, there were no outstanding borrowings under the Credit Facility.
5. Fair Value Measurements
Financial instruments measured at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:
•Level I: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.
•Level II: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level III: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company maintains a non-qualified deferred compensation plan for certain employees. As of September 30, 2026, the related liability was approximately $7 million, which is measured at fair value on a recurring basis using Level II inputs based on the value of the underlying investment options.
The carrying values of financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximate their fair values due to their short-term maturities. The estimated fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.
6. Income Taxes
The effective income tax rate was 36.4% and 31.5% for the three and nine months ended September 30, 2026, respectively, and 29.0% and 28.9% for the three and nine months ended September 30, 2025, respectively. The effective tax rate for the three and nine months ended September 30, 2026 primarily comprised the U.S. federal statutory rate of
21.0%, state and local income taxes, non-deductible compensation, and the impact of valuation allowance against foreign net operating losses. The effective tax rate for the three and nine months ended September 30, 2025 primarily comprised the U.S. federal statutory rate of 21.0%, state and local income taxes, and income in foreign jurisdictions taxed at higher statutory tax rates.
At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant unusual or infrequently occurring items that will be separately reported or reported net of their related tax effect, and are individually computed, is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.
For periods prior to the Separation, the Company’s income tax provision was prepared following the separate return method. The separate return method applies ASC Topic 740, Income Taxes, to the stand-alone financial statements of each member of the consolidated group as if the group members were separate taxpayers. The calculation of the Company’s income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. As a result, the income taxes of the Company as presented in the accompanying unaudited condensed financial statements may not be indicative of the income taxes that the Company will generate in the future. Furthermore, current obligations for taxes where the Company’s operations were included in tax returns with the activities of S&P Global are deemed settled with S&P Global as a component of Former Parent Investment for purposes of the accompanying unaudited condensed financial statements.
Following the Separation, the Company’s income tax provision is prepared on a stand-alone basis including the
Company and its wholly-owned subsidiaries based on and reflective of the expected income tax return filing obligations required by U.S. federal, state, and non-U.S. taxing authorities. As of September 30, 2026, accrued income taxes payable was $38 million and was included in Other current liabilities on the unaudited condensed balance sheets.
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
7. Equity
Stock-based Compensation
In connection with the Separation, the Company adopted the 2026 Long Term Incentive Plan (the “Stock Plan”).
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
Stock-based compensation expense incurred by the Company was $9 million and $18 million for the three and nine months ended September 30, 2026, respectively, and $7 million and $16 million for the three and nine months ended
September 30, 2025, respectively.
Dividends
In August 2026, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of common stock to common stockholders of record at the close of business on August 27, 2026, which was paid on September 10,
2026. The declaration and payment of dividends to holders of the Company’s common stock is at the sole discretion of the
Company’s Board of Directors and subject to adjustment by amounts determined by the Board of Directors to be necessary or appropriate to provide for the Company’s business needs and to comply with applicable law. The Company’s dividend policy may be changed at any time.
8. Employee Benefits
Defined Contribution Plans
Prior to the Separation, the majority of employees of Mobility Global participated in a voluntary 401(k) plan sponsored by S&P Global under which S&P Global may match employee contributions up to certain levels of compensation. In connection with the Separation, defined contribution plan liabilities representing obligations associated with Mobility Global employees were transferred to a Mobility Global defined contribution plan effective in July 2026.
Expenses related to this plan for Mobility Global employees included in the unaudited condensed statements of operations were $4 million and $6 million for the three months ended September 30, 2026 and 2025, respectively, and $17 million and
$18 million for the nine months ended September 30, 2026 and 2025, respectively. Expense associated with the allocation of defined contribution expense for S&P Global corporate employees is included in the unaudited condensed statements of operations through corporate allocations. See Note 11 — Related Party Transactions and Former Parent Investment.
The Company also sponsors a nonqualified deferred compensation plan that permits certain employees to defer compensation in excess of limits applicable to qualified retirement plans. Participant account balances are credited with earnings based on investment alternatives designated under the plan. As of September 30, 2026, liabilities related to the plan were approximately $7 million and were included in Other current liabilities in the unaudited condensed balance sheets.
9. Segment and Geographic Information
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
Beginning in the second quarter of 2026, the Company changed its segment profitability measure from segment operating profit to Adjusted EBITDA and recast prior period amounts accordingly, as the CODM evaluates performance of the segments and allocates resources (including employees, property, and financial or capital resources) based primarily on
Adjusted EBITDA. There were no other changes to the Company’s segment reporting during 2026.
The Company defines Adjusted EBITDA as Net income adjusted to exclude (1) interest expense and other, net,
(2) provisions for income taxes, (3) depreciation and amortization, (4) stock-based compensation, (5) transaction costs related to the stand-up of the Spin Business in connection with the Separation, and (6) employee severance charges and other costs that are not representative of the underlying economics of the periods presented.
The tables below present summarized financial information for each of the Company's reportable segments, as well as for the Corporate category and total company.

	Three months ended September 30, 2026				Three months ended September 30, 2025
(in millions)	CARFAX	B2B	Corporate	Total(2)	CARFAX	B2B	Corporate	Total(2)
Revenue	$313	$164	$—	$478	$291	$154	$—	$445
Less: segment expenses(1)	160	119	4	283	145	102	7	254
Adjusted EBITDA	$153	$45	$(4)	$195	$146	$52	$(7)	$191

	Nine months ended September 30, 2026				Nine months ended September 30, 2025
(in millions)	CARFAX	B2B	Corporate	Total(2)	CARFAX	B2B	Corporate	Total(2)
Revenue	$923	$477	$—	$1,401	$855	$449	$—	$1,304
Less: segment expenses(1)	477	330	13	820	437	304	15	756
Adjusted EBITDA	$446	$147	$(13)	$581	$418	$145	$(15)	$548
(1)The segment expenses excluding any adjustments listed above in the Adjusted EBITDA description primarily include an aggregation of compensation costs, advertising and promotion costs, technology costs and strategic investments.
(2)Total column may not foot due to rounding.
The table below presents a reconciliation of GAAP Net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$42	$71	$150	$194
Interest expense and other, net	26	4	36	11
Provision for taxes on income	24	29	69	79
Depreciation and amortization	78	77	233	232
Stock-based compensation	9	7	18	16
Transaction costs	16	3	73	5
Employee severance charges and other	—	—	2	11
Adjusted EBITDA	$195	$191	$581	$548

The Company’s revenue disaggregated by revenue type is as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions)	CARFAX	B2B	Total(1)	CARFAX	B2B	Total(1)
Subscription	$252	$137	$389	$235	$127	$362
Non-subscription	61	27	89	56	27	83
Total revenue	$313	$164	$478	$291	$154	$445
Timing of revenue recognition
Services transferred at a point in time	$61	$27	$89	$56	$27	$83
Services transferred over time	252	137	389	235	127	362
Total revenue	$313	$164	$478	$291	$154	$445

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in millions)	CARFAX	B2B	Total(1)	CARFAX	B2B	Total(1)
Subscription	$746	$398	$1,144	$694	$369	$1,063
Non-subscription	177	79	257	161	80	241
Total revenue	$923	$477	$1,401	$855	$449	$1,304
Timing of revenue recognition
Services transferred at a point in time	$177	$79	$257	$161	$80	$241
Services transferred over time	746	398	1,144	694	369	1,063
Total revenue	$923	$477	$1,401	$855	$449	$1,304
(1)Total column may not foot due to rounding.
The Company’s revenue by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
U.S.	$397	$368	$1,162	$1,083
International	81	77	239	221
Total	$478	$445	$1,401	$1,304
Asset information by segment is not disclosed because this information is not used by the CODM to make resource allocation decisions or evaluate the performance of the Company’s segments.
10. Commitments and Contingencies
Legal and Regulatory Matters
In the normal course of business both in the United States and abroad, the Company and its subsidiaries are defendants in legal proceedings and are subject to government and regulatory proceedings, investigations and inquiries.
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

11. Related Party Transactions and Former Parent Investment
Separation-Related Agreements
In connection with the Separation from S&P Global on July 1, 2026, the Company entered into a Separation and
Distribution Agreement and certain other agreements with S&P Global, including a Transition Services Agreement,
Employee Matters Agreement and Tax Matters Agreement. These agreements govern the allocation of assets, liabilities and obligations between the parties and provide a framework for the relationship between the parties following the Separation.
Separation and Distribution Agreement
The Separation and Distribution Agreement sets forth the principal actions required to effect the Separation and
Distribution and governs certain aspects of the ongoing relationship between the Company and S&P Global following the
Separation. The agreement provides for, among other matters, the allocation and transfer of assets, liabilities and equity interests associated with the Mobility business, the treatment of intercompany accounts, shared contracts, guarantees and other corporate matters. The agreement also contains provisions relating to access to information, records retention, confidentiality, intellectual property licensing, trademark transition matters, insurance matters, litigation cooperation, indemnification and other matters intended to govern the relationship between the parties following the Distribution.
Transition Services Agreement
The Transition Services Agreement provides a framework under which S&P Global may provide specified transition services to Mobility Global following the Separation. Such services include information technology, finance, accounting, tax, treasury, human resources, payroll, facilities and other administrative support services generally for a period of up to
18 months following the Distribution. Mobility Global is charged fees for the transition services that are based on costs and expenses S&P Global actually incurs in connection with providing the transition services (including a reasonable allocation of overhead). Mobility Global may, subject to certain conditions, terminate any or all of the transition services.
Tax Matters Agreement
The Tax Matters Agreement governs the respective rights, responsibilities and obligations of the Company and S&P
Global with respect to tax matters following the Separation. The agreement addresses, among other matters, the allocation of tax liabilities and tax attributes, responsibility for the preparation and filing of tax returns, tax audits and other tax proceedings, information sharing and cooperation obligations, and tax-related indemnification obligations. The agreement also includes provisions intended to preserve the intended tax-free treatment of the Separation and related transactions for
U.S. federal income tax purposes.
Employee Matters Agreement
The Employee Matters Agreement governs the respective rights, responsibilities and obligations of the Company and
S&P Global with respect to current and former employees, directors and consultants. The Employee Matters Agreement sets forth general principles relating to employee matters in connection with the Separation, such as the assignment of employees, the assumption and retention of liabilities and related assets, expense reimbursements, workers’ compensation, leaves of absence, the provision of comparable benefits, employee service credit, the sharing of employee information and duplication or acceleration of benefits.
Corporate Allocations
Prior to the Separation, the Company historically operated as part of S&P Global and not as a stand-alone company.
Certain shared costs were allocated to the Company by S&P Global and were reflected as expenses in these unaudited condensed financial statements. The unaudited condensed statements of operations of the Company reflected allocations of general corporate expenses from S&P Global, certain of which were not historically allocated to the Company, including, but not limited to, executive management, finance, legal, information technology, human resources, corporate initiatives, and other shared services. Allocations made for such shared services were based on direct usage when identifiable, and otherwise on a pro-rata basis of combined revenue or headcount and other measures. Total allocations were $64 million and $46 million for the six months ended June 30, 2026 and 2025, respectively, and were recorded in Selling and general expenses in the unaudited condensed statements of operations.  Included within the six months ended June 30, 2026 were
$22 million of transaction costs and $2 million of severance and other employee-related costs. Management considered these allocations to be a reasonable representation of the utilization of services by or the benefits provided to the Company.
No corporate allocations from S&P Global were recorded for the three months ended September 30, 2026 following the
Separation.
Historically, a portion of these allocated corporate expenses between S&P Global and the Company was settled in cash through transfer pricing arrangements. For any balances that were historically cash-settled, the balances were reflected as Due from related parties, current and Due to related parties, current in the unaudited condensed balance sheets, while any balances that were historically not settled in cash were reflected as a component of Former Parent Investment in the unaudited condensed balance sheets.
During the six months ended June 30, 2026, Mobility Global recorded $57 million of transaction costs related to the stand-up of Mobility Global as a stand-alone entity, of which $22 million was allocated to the Company from S&P Global for costs incurred prior to the Separation. During the six months ended June 30, 2025, Mobility Global recorded $2 million of transaction costs related to the stand-up of Mobility Global as a stand-alone entity incurred prior to the Separation, which was allocated to the Company from S&P Global. These allocated transaction costs correspond to costs incurred by
S&P Global that are directly attributable to Mobility Global, such as employee retention-related costs and costs to establish certain stand-alone functions.
Canada Carfax Loan
On October 1, 2018, Carfax Canada ULC (“Carfax Canada”), a subsidiary of the Company, entered into a loan agreement with IHS Canada Market ULC (“IHS Canada”), a subsidiary of S&P Global, under which IHS Canada granted
Carfax Canada a loan bearing interest at a rate of 6.0% per annum with a principal amount of CAD$403 million (“Canada
Carfax Loan”). The Canada Carfax Loan matures on October 5, 2027, and is payable in full with accrued interest at maturity. As of December 31, 2025, the Company had an outstanding loan balance payable to S&P Global of $230 million, inclusive of accrued interest, which was reflected in Due to related parties — non-current in the unaudited condensed balance sheets. In connection with the Restructuring Transactions, and in anticipation of the Separation, on June 25, 2026
IHS Canada contributed the Canada Carfax Loan to a subsidiary of the Company, and as a result the Company eliminated the Canada Carfax Loan and related accrued interest balances from the balance sheet as of June 30, 2026 in consolidation.
Former Parent Investment
Certain significant balances and transactions between the Company and S&P Global and its subsidiaries, which included allocations of corporate general and administrative expenses, share-based compensation and other historical intercompany activities, were recorded as components of Former Parent Investment, except for the transactions noted
above related to historically cash-settled arrangements between the Company and S&P Global. The changes in Former
Parent Investment also included financing activities for capital transfers, cash sweeps, and other treasury services as described above, which were presented as Net transfers to Former Parent on the unaudited condensed statements of cash flows.
12. Subsequent Events
Dividend
In October 2026, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share of common stock to common stockholders of record at the close of business on November 30, 2026, payable on December 14, 2026.
Share Repurchase Program
In October 2026, the Board of Directors authorized and approved a share repurchase program to repurchase up to
$800 million in shares of the Company’s common stock, par value $0.01 per share, from time to time on the open market, in privately negotiated transactions, or as may otherwise be determined by the Company’s management in its discretion.
No repurchases of the Company’s common stock have been made through the share repurchase program since inception.
The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the repurchase authorization.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations for the three and nine months ended
September 30, 2026 and 2025, should be read in conjunction with our unaudited condensed financial statements and the notes thereto, included in this Quarterly Report on Form 10-Q and the audited combined financial statements included in the Registration Statement. The following discussion and analysis includes forward-looking statements. These forward-
looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed elsewhere in this Quarterly Report on Form 10-Q and the
Registration Statement. See “Risk Factors” included in the Registration Statement.
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
We expect to continue growing our product suite through cross-product adoption and by launching new products.
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
B2B
Our B2B segment comprises two business lines: Sales Solutions and Planning Solutions. Our B2B segment delivers mission-critical data, analytics, and workflow tools that connect OEMs, dealer groups, suppliers, and adjacent stakeholders, helping them plan products, optimize pricing and incentives, and activate marketing with enterprise-grade accuracy. It is a predominantly subscription business with strong retention and broad penetration, differentiated by a unique data estate
(registration/ownership, pricing and incentives, vehicle identification number (“VIN”)/specs, global forecasts, and supply chain/technology mapping) and solutions increasingly embedded in customer workflows. While mostly recurring, B2B also includes selective transactional elements (for example, marketing campaigns, VIN pulls, and Recall outreach) and is scaling new platform capabilities to drive upsell and margin expansion. The segment served 100% of the top 40 global carmakers, 94% of the top 100 automotive suppliers, and 100% of the top 10 investment banks as of December 31, 2025, according to internal data.
•Sales Solutions:   The Sales Solutions business line provides gold-standard market analytics and consumer purchasing predictions designed to enhance new vehicle sales and optimize dealer network performance. It offers a comprehensive suite of solutions, including Polk Auto Solutions, Market Scan, various market reporting tools, and the innovative Data Studio platform. These solutions assist national sales companies and dealers in predicting future buyers, optimizing marketing efforts, and enhancing sales strategies through predictive modeling and statistical analytics of vehicle buying patterns. Key drivers include dealer penetration for automotiveMastermind, new data assets for Auto Insights market reporting, and supporting the digital retailing consumer experience for Market Scan.
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
•Planning Solutions:   The Planning Solutions business line is a leading independent provider of forecasts, analytics, and strategic decision support for the global automotive industry. It leverages technology and data science to offer unique insights, forecasts, and advisory services, supporting OEMs, automotive suppliers, and F&I firms from vehicle forecasting and component analysis to strategic product development. Its foundation lies in our analytical models, powering critical design and build decisions through vehicle and supply chain forecasting and global reporting. Improvements in predictive analytics, machine learning (“ML”), and artificial intelligence (“AI”) have continued to underpin progress in this business line, transforming raw information into actionable intelligence for agile planning and competitive differentiation. Core offerings include Vehicle & Supply Chain Forecasting and
Global Reporting. Key products and capabilities include Forecast Adjustment and Simulation Tool (“FAST”),
Procurement IQ (“PIQ”), and our strategic investment in Digital Automotive (“DA”).
Our Business Model
We operate a predominantly subscription-based revenue model, complemented by selected non-subscription
(transactional) streams.
•Subscription:   The majority of offerings across the business are sold on monthly, annual or multi-year subscriptions, providing recurring revenue and high retentions. Examples include CARFAX dealer products
(Advantage vehicle history, Car Listings, CARFAX For Life), BIG solutions, B2B Sales Solutions
(automotiveMastermind, Market Reporting, Market Scan API priced by dealer rooftops) and Planning Solutions
(vehicle & supply chain forecasting, powertrain and technology, global reporting).
•Non-subscription (transactional):   A smaller share of revenue comes from one-time or usage-based activities that are usually tied to underlying business metrics such as OEM marketing spend or safety recall activity, as well as consulting and advisory services. Examples include CARFAX consumer pay-per-report purchases, Planning
Solutions one-time data deliveries and Sales Solutions recall campaign outreach that is volume-based. These transactional elements add flexibility for customers but are a minority of the portfolio relative to subscriptions.
Key Factors Affecting Our Results of Operations
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and under Item 1A “Risk Factors”
in the Registration Statement.
Accelerated Technological Advancements and Vehicle Complexity
Our revenues are significantly influenced by the profound transformation of the automotive industry, driven by advancements such as electric vehicles (“EVs”), autonomous vehicles (“AVs”) and software-defined vehicles (“SDVs”).
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
We hold a distinctive position as a leading provider of data and insights across the entire vehicle lifecycle. We believe our Planning Solutions business line, offering independent forecasts and analytics, is essential for OEMs and suppliers to make critical capital investment decisions, manage complex product portfolios, and respond swiftly to market dynamics. Furthermore, our extensive data assets, established relationships, and trusted brands (such as CARFAX and
Polk) enable us to bridge data gaps, providing the breadth and depth of data across all customer segments and lifecycle stages that are critical for continued relevance and growth.
Privacy laws continue to evolve at the state and federal level, which could impact the ability of companies to acquire and use data with personally identifiable information. Our long-standing history of strong data management practices and focus on compliance with data privacy legislation has positioned us as a trusted steward of sensitive data with our customers and data suppliers such as the state DMVs. The long-standing Driver’s Privacy Protection Act (“DPPA”) and its state equivalents govern the use of much of this sensitive data. The DPPA, which has been in place for over three decades, is embedded in our culture and operations and has allowed us to build industry critical systems to support essential services to the market such as Vehicle Reclass Services. Our established custodianship of data for the automotive industry has allowed us to engage with legislative bodies as new privacy laws emerge to advocate for appropriate exemptions and to ensure that access to such data continues to be governed by the DPPA, helping us minimize the risk of impact on our business. See “Business—Regulation” in our Registration Statement.
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
Separation from S&P Global
On June 26, 2026, in anticipation of the Separation, we completed the Restructuring Transactions through a legal entity reorganization. As a result of this reorganization, all the operating entities comprising the historical Mobility business of S&P Global were included in Mobility Global as of and for the period ended June 30, 2026.
On July 1, 2026, S&P Global completed the Separation of Mobility Global by means of a tax-free, pro-rata distribution of 100% of common stock of Mobility Global to S&P Global’s existing shareholders and the transfer of certain assets and liabilities of the Spin Business to Mobility Global. Effective July 1, 2026, Mobility Global became an independent, publicly traded company listed under the stock symbol “MBGL” on the New York Stock Exchange and reports on a consolidated basis for the three months ended September 30, 2026, and will continue to do so for future periods.

In connection with the Separation, Mobility Global and S&P Global entered into a Separation and Distribution
Agreement and several other agreements to effect the Separation and provide a framework for Mobility Global’s relationship with S&P Global after the Separation. These agreements provided for the allocation between Mobility Global and S&P Global of the assets, liabilities and obligations of S&P Global and its subsidiaries, and govern the relationship between Mobility Global and S&P Global after the Separation. In addition to the Separation and Distribution Agreement, the other agreements that were entered into with S&P Global include the Tax Matters Agreement, Transition Services
Agreement, and Employee Matters Agreement. Following the Separation, we rely on S&P Global for certain transitional services under the Transition Services Agreement, including for information technology, finance, and human resources.
Costs associated with these services will be incurred on a different basis than historical allocations, and are expected to decline as processes are transitioned to Mobility Global. In addition, we expect to incur incremental stand-alone public company and corporate costs. As a result, historical results are not necessarily indicative of future operating results.
Basis of Presentation
Prior to the Separation, Mobility Global operated as part of S&P Global and not as a stand-alone company.
Accordingly, for periods prior to the Separation, the financial statements were prepared on a carve-out basis and derived from the consolidated financial statements and accounting records of S&P Global. The financial statements for such periods reflect the Company’s financial position, results of operations and cash flows as we were historically managed.
Accordingly, periods prior to the Separation are presented on a combined basis, and the periods subsequent to the
Separation are presented on a consolidated basis. Unless otherwise indicated, the consolidated and combined financial statements are referred to herein as the “unaudited condensed financial statements.”
Following the Separation, the unaudited condensed financial statements include the consolidated accounts of
Mobility Global and its wholly-owned subsidiaries and no longer include allocations from S&P Global. We believe the unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, that are necessary for a fair statement of financial position, results of operations and cash flows for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. The following information is relevant to the unaudited condensed financial statements:
•The unaudited condensed statements of operations and statements of comprehensive income for the three and nine months ended September 30, 2026 consist of the Company’s consolidated results for the three months ended
September 30, 2026 and the combined results of the Company’s businesses for the six months ended June 30,
2026. The unaudited condensed statements of operations and statements of comprehensive income for the three and nine months ended September 30, 2025 consist of the combined results of the Company’s businesses.
•The unaudited condensed balance sheet as of September 30, 2026 consists of the Company’s consolidated balances, while the unaudited condensed balance sheet as of December 31, 2025 consists of the combined balances of the Company’s businesses.
•The unaudited condensed statements of equity for the three and nine months ended September 30, 2026 consist of the Company’s consolidated activity for the three months ended September 30, 2026 and the combined activity of the Company’s businesses for the six months ended June 30, 2026. The unaudited condensed statements of equity for the three and nine months ended September 30, 2025 consist of the combined activity of the Company’s businesses.
•The unaudited condensed statement of cash flows for the nine months ended September 30, 2026 consists of the
Company’s consolidated results for the three months ended September 30, 2026 and the combined results of the
Company’s businesses for the six months ended June 30, 2026. The unaudited condensed statement of cash flows for the nine months ended September 30, 2025 consists of the combined results of the Company’s businesses.
For periods prior to the Separation, all revenues and costs, as well as assets and liabilities, directly associated with the business activity of Mobility Global were recorded in the unaudited condensed financial statements. For such periods, the unaudited condensed financial statements included certain assets and liabilities that had historically been held at the S&P
Global corporate level but were specifically identifiable or otherwise attributable to us. Such unaudited condensed financial statements also included allocations of certain expenses from S&P Global’s corporate functions to Mobility Global. The allocations were recorded on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenue, headcount, or other measures of Mobility Global or S&P Global. Management believes the assumptions underlying the unaudited condensed financial statements for periods prior to the Separation, including the assumptions regarding allocating general corporate expenses, were reasonable; however, the amounts are not necessarily representative of the amounts that would have been reflected in the unaudited condensed financial statements had Mobility Global operated independently of S&P Global during such periods. Following the Separation, Mobility Global no longer receives allocations of expenses from S&P Global. See Note 11 — Related Party Transactions and Former Parent Investment to the
unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for additional information.
For periods prior to the Separation, S&P Global’s net investment in Mobility Global was presented as a component of equity in the unaudited condensed financial statements. Distributions made by S&P Global to Mobility Global or to S&P
Global from Mobility Global were recorded as transfers from and to S&P Global, and the net amount was presented on the unaudited condensed statements of cash flows as Net transfers to Former Parent. In connection with the Separation, on July
1, 2026, Former Parent Investment was reclassified into common stock and Additional paid-in capital based on the outstanding shares of Mobility Global’s common stock on July 1, 2026. See Note 2 — Summary of Significant Accounting
Policies to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for additional information.
For periods prior to the Separation, cash balances legally owned by Mobility Global were reflected in the unaudited condensed financial statements. S&P Global had historically used a centralized approach to cash management and financing of its operations. These arrangements were not reflective of the manner in which Mobility Global would have financed its operations had it been a stand-alone business separate from S&P Global during the periods for which the cash pooling arrangements were in place. During the first quarter of 2026, Mobility Global ceased its participation in S&P
Global’s cash pooling arrangements. Cash related to cash pooling arrangements was not included in the unaudited condensed financial statements for periods prior to the Separation. These amounts had instead been reported as a component of Former Parent Investment. Following the Separation, Mobility Global maintains its own centralized cash management arrangements independent of S&P Global.
For periods prior to the Separation, the unaudited condensed financial statements may not be indicative of future performance and do not necessarily reflect what the unaudited condensed statements of operations, balance sheets and statements of cash flows would have been had we operated as a separate business during the periods presented. Actual costs that would have been incurred if we had operated on a stand-alone basis would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
We are unable to quantify the amounts that we would have recorded during the historical periods on a stand-alone basis as it is not practicable to do so.
Further, the historical financial statements are not necessarily indicative of our future results of operations, financial condition, or cash flows as a stand-alone company. As a result of the Separation and costs associated with running an independent, publicly traded company, we expect to incur expenditures that may vary from historical allocations, which may have an impact on our profitability and operating cash flows. Following the Separation, S&P Global will continue to provide some services to us on a transitional basis, generally for a period of up to 18 months, for an agreed upon fee pursuant to the Transition Services Agreement. We will incur non-recurring costs to establish stand-alone infrastructure and processes and to replace services previously provided by S&P Global as we transition off the Transition Services
Agreement totaling approximately $100 million. As a stand-alone public company, we will also incur additional costs, including for additional personnel and for corporate governance, which we expect to exceed costs that have been historically allocated to us.
Components of Results of Operations
Revenue
Revenue primarily consists of subscription revenue, which is generated from products that provide data and insight on future vehicle sales and production. Subscription revenue also includes a range of services to financial institutions to support marketing, insurance underwriting, and claims management. Subscription revenue is recognized ratably. Non-
subscription revenue includes transactional sales of data that are usually tied to underlying business metrics such as vehicle manufacturers, marketing spend, or safety recall activity.
Operating-Related Expenses
Operating-related expenses primarily include expenses related to cost of sales. These include direct costs associated with revenue generating activities including employee compensation, rent, and utilities.

Selling and General Expenses
Selling and general expenses primarily include costs associated with selling, marketing, office facilities, shared services, employee compensation, technology and research and development, corporate allocations, and other administrative costs.
Depreciation and Amortization
Depreciation and amortization include depreciation and amortization of our fixed and intangible assets.
Interest Expense and Other, net
Interest expense and other, net primarily includes interest expense on our Senior Notes and interest income and expense related to our related party loans prior to the Separation.
Provision for Income Taxes
Prior to the Separation, the provision for income taxes includes income tax calculated on a separate return methodology, based on amounts refundable or payable for the current year, and includes the results of any difference between GAAP accounting and tax reporting, recorded as deferred tax assets or liabilities. Following the Separation, our income tax provision is prepared on a stand-alone basis including Mobility Global and our wholly-owned subsidiaries based on and reflective of the expected income tax return filing obligations required by U.S. federal, state, and non-U.S.
taxing authorities.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is a non-GAAP measure and is defined as our Net income adjusted to exclude (1) interest expense and other, net, (2) provisions for income taxes, (3) depreciation and amortization, (4) stock-based compensation,
(5) transaction costs related to the stand-up of the Spin Business in connection with the Separation, and (6) employee severance charges and other costs that are not representative of the underlying economics of the periods presented. Net income is the most directly comparable GAAP financial measure to Adjusted EBITDA. Adjusted EBITDA margin is a non-GAAP measure and refers to Adjusted EBITDA divided by GAAP revenue.
We believe the presentation of Adjusted EBITDA and Adjusted EBITDA margin provides useful measures for period-over-period comparisons of our business, as they remove the effects of certain non-cash items and other non-
recurring costs that are not indicative of our core operating performance or results of operations. They are also measures that our management relies upon to evaluate business performance.
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
The following tables present a reconciliation of Net income and Net income margin, the most directly comparable financial statement measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively, for the periods presented:

	Three months ended September 30, 2026
(in millions)	CARFAX	B2B	Corporate	Total (1)
Net income (GAAP)				$42
Interest expense and other, net				26
Provision for income taxes				24
Operating profit (GAAP)	101	13	(23)	92
Adjusted to add:
Amortization of intangibles	47	27	—	74
Depreciation	2	2	—	4
Stock-based compensation	3	3	3	9
Transaction costs	—	—	16	16
Adjusted EBITDA	$153	$45	$(4)	$195
% Net income margin				9%
% Adjusted EBITDA margin	49%	27%	N/M	41%

	Three months ended September 30, 2025
(in millions)	CARFAX	B2B	Corporate	Total
Net income (GAAP)				$71
Interest expense and other, net				4
Provision for income taxes				29
Operating profit (GAAP)	92	23	(11)	104
Adjusted to add:
Amortization of intangibles	48	26	—	74
Depreciation	2	1	—	3
Stock-based compensation	4	3	—	7
Transaction costs	—	—	3	3
Employee severance charges and other	—	(1)	1	—
Adjusted EBITDA	$146	$52	$(7)	$191
% Net income margin				16%
% Adjusted EBITDA margin	50%	34%	N/M	43%

	Nine months ended September 30, 2026
(in millions)	CARFAX	B2B	Corporate	Total (1)
Net income (GAAP)				$150
Interest expense and other, net				36
Provision for income taxes				69
Operating profit (GAAP)	291	21	(58)	255
Adjusted to add:
Amortization of intangibles	142	80	—	222
Depreciation	7	4	—	11
Stock-based compensation	6	9	3	18
Transaction costs	—	33	40	73
Employee severance charges and other	—	—	2	2
Adjusted EBITDA	$446	$147	$(13)	$581
% Net income margin				11%
% Adjusted EBITDA margin	48%	31%	N/M	41%

	Nine months ended September 30, 2025
(in millions)	CARFAX	B2B	Corporate	Total
Net income (GAAP)				$194
Interest expense and other, net				11
Provision for income taxes				79
Operating profit (GAAP)	258	53	(27)	284
Adjusted to add:
Amortization of intangibles	143	79	—	222
Depreciation	7	3	—	10
Stock-based compensation	9	7	—	16
Transaction costs	—	—	5	5
Employee severance charges and other	1	3	7	11
Adjusted EBITDA	$418	$145	$(15)	$548
% Net income margin				15%
% Adjusted EBITDA margin	49%	32%	N/M	42%
(1)Numbers may not sum due to rounding.
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
The following table presents a reconciliation of Cash provided by operating activities to Free cash flow for the periods presented:

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash provided by operating activities	$394	$377
Capital expenditures	(31)	(16)
Free cash flow	$363	$361

Results of Operations
The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Revenue	$478	$445	$33	7%	$1,401	$1,304	$97	7%
Expenses:
Operating-related expenses	105	129	(24)	(19)%	375	388	(13)	(3)%
Selling and general expenses	203	135	68	50%	538	400	138	35%
Depreciation and amortization	78	77	1	1%	233	232	1	—%
Total expenses	386	341	45	13%	1,146	1,020	126	12%
Operating profit	92	104	(12)	(12)%	255	284	(29)	(10)%
Interest expense and other, net	26	4	22	N/M	36	11	25	N/M
Income before provision for income taxes	66	100	(34)	(34)%	219	273	(54)	(20)%
Provision for income taxes	24	29	(5)	(17)%	69	79	(10)	(13)%
Net income	$42	$71	$(29)	(41)%	$150	$194	$(44)	(23)%

Adjusted EBITDA	$195	$191	4	2%	$581	$548	33	6%
% Net income margin	9%	16%			11%	15%
% Adjusted EBITDA margin	41%	43%			41%	42%
N/M — Represents a change equal to or in excess of 100% or not meaningful
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Revenue	$478	$445	$33	7%	$1,401	$1,304	$97	7%
Subscription revenue	$389	$362	27	7%	$1,144	$1,063	81	8%
Non-subscription revenue	$89	$83	6	7%	$257	$241	16	7%
% of total revenue:
Subscription revenue	81%	81%			82%	82%
Non-subscription revenue	19%	19%			18%	18%

U.S. revenue	$397	$368	29	8%	$1,162	$1,083	79	7%
International revenue	$81	$77	4	5%	$239	$221	18	8%
% of total revenue:
U.S. revenue	83%	83%			83%	83%
International revenue	17%	17%			17%	17%
Revenue increased $33 million, or 7%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and increased $97 million, or 7%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in Revenue for the three months ended September
30, 2026 was primarily attributable to pricing actions of approximately $22 million, with the remainder primarily attributable to net new business growth, including growth in non-subscription revenue, while the impact of foreign currency translation was immaterial. The increase for the nine months ended September 30, 2026 was primarily attributable to pricing actions of approximately $59 million, with the remainder primarily attributable to net new business growth, including growth in non-subscription revenue, and the positive impact of foreign currency translation of approximately
$4 million. Pricing actions reflect the year-over-year change in amounts paid by existing customers for products subscribed to in both periods, net of discounts, including contractual rate changes and movement between subscription tiers. Net new business growth reflected new customer growth and expansion within existing customer relationships, partially offset by customer losses and reduced spending by certain existing customers.
Expenses
Operating-Related Expenses
Operating-related expenses decreased $24 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and decreased $13 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily attributable to lower compensation costs and strategic investments, reflecting the alignment of certain functions from Operating-related expenses into Selling and general expenses following the Separation.
Selling and General Expenses
Selling and general expenses, including Corporate unallocated expense, increased $68 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and increased $138 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Excluding the impact of $13 million of higher transaction costs incurred in connection with the Separation, Selling and general expenses increased $55 million for the three months ended September 30, 2026, primarily driven by higher compensation costs, an increase in strategic investments, an increase in advertising and promotion costs, higher costs associated with operating as a stand-alone public company, and the alignment of certain functions from Operating-related expenses into Selling and general expenses following the Separation. Excluding the impact of $68 million of higher transaction costs incurred in connection with the Separation, partially offset by lower employee severance charges and other employee costs of $9 million, Selling and general expenses increased $79 million for the nine months ended September 30, 2026, primarily driven by higher compensation costs, an increase in strategic investments, an increase in advertising and promotion costs, higher costs associated with operating as a stand-alone public company, and the alignment of certain functions from
Operating-related expenses into Selling and general expenses following the Separation.
Interest Expense and Other, net
Interest expense and other, net increased $22 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and increased $25 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by interest expense on the Senior Notes in 2026 which were issued on May 29, 2026. The increase in the nine months ended September 30, 2026 was partially offset by interest income earned on cash on hand.
Provision for Income Taxes
The effective income tax rate was 36.4% and 29.0% for the three months ended September 30, 2026 and 2025, respectively, and 31.5% and 28.9% for the nine months ended September 30, 2026 and 2025, respectively. The higher effective tax rate for the three and nine months ended September 30, 2026 was primarily attributable to an increase in the state and local tax rate and an increase in non-deductible compensation.
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
Net Income
Net income decreased $29 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and decreased $44 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily attributable to the factors described above.

Adjusted EBITDA
Adjusted EBITDA increased $4 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and increased $33 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily attributable to revenue growth, partially offset by an increase in advertising and promotion costs, an increase in compensation costs, and higher costs associated with operating as a stand-
alone company subsequent to the Separation.
Segment Results of Operations
We operate our business as two reportable segments: CARFAX and B2B.
CARFAX
The following table provides Revenue and Adjusted EBITDA information for the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Revenue	$313	$291	$22	8%	$923	$855	$68	8%
Subscription revenue	$252	$235	17	7%	$746	$694	52	7%
Non-subscription revenue	$61	$56	5	9%	$177	$161	16	10%
% of total revenue:
Subscription revenue	81%	81%			81%	81%
Non-subscription revenue	19%	19%			19%	19%

U.S. revenue	$267	$247	20	8%	$785	$729	56	8%
International revenue	$46	$44	2	5%	$138	$126	12	10%
% of total revenue:
U.S. revenue	85%	85%			85%	85%
International revenue	15%	15%			15%	15%

Adjusted EBITDA	$153	$146	7	5%	$446	$418	28	7%
% Adjusted EBITDA margin	49%	50%			48%	49%
Revenue increased $22 million, or 8%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and increased $68 million, or 8%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in Revenue was primarily attributable to pricing actions and growth in non-subscription revenue. For the three months ended September 30, 2026, the negative impact of foreign currency translation on the increase in Revenue was approximately $1 million. For the nine months ended
September 30, 2026, the increase in Revenue was positively impacted by foreign currency translation of approximately
$2 million.
Adjusted EBITDA increased $7 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and increased $28 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by revenue growth, partially offset by an increase in advertising and promotion costs and higher costs associated with operating as a stand-alone company subsequent to the
Separation.

B2B
The following table provides Revenue and Adjusted EBITDA information for the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Revenue	$164	$154	$10	6%	$477	$449	$28	6%
Subscription revenue	$137	$127	10	8%	$398	$369	29	8%
Non-subscription revenue	$27	$27	—	—%	$79	$80	(1)	(1)%
% of total revenue:
Subscription revenue	84%	82%			83%	82%
Non-subscription revenue	16%	18%			17%	18%

U.S. revenue	$130	$121	9	7%	$377	$354	23	6%
International revenue	$34	$33	1	3%	$100	$95	5	5%
% of total revenue:
U.S. revenue	79%	79%			79%	79%
International revenue	21%	21%			21%	21%

Adjusted EBITDA	$45	$52	(7)	(13)%	$147	$145	2	1%
% Adjusted EBITDA margin	27%	34%			31%	32%
Revenue increased $10 million, or 6%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and increased $28 million, or 6%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in Revenue for the three months ended September
30, 2026 was primarily attributable to pricing actions, with the remainder attributable to net new business growth, while the impact of foreign currency translation was immaterial. The increase in Revenue for the nine months ended September 30,
2026 was primarily attributable to net new business growth, with the remainder attributable to pricing actions and a positive foreign currency translation of approximately $2 million.
Adjusted EBITDA decreased $7 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, and increased $2 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026 was primarily attributable to an increase in compensation costs and an increase in strategic investments, including the impact of cost allocations from shared functions and higher costs associated with being a stand-alone company subsequent to the
Separation, partially offset by revenue growth. The increase for the nine months ended September 30, 2026 was primarily attributable to revenue growth, which more than offset an increase in compensation costs and an increase in strategic investments, including the impact of cost allocations from shared functions and higher costs associated with operating as a stand-alone company subsequent to the Separation.
Liquidity and Capital Resources
Historically, we have generated cash from operating activities. The majority of our operations have historically participated in the United States and international cash management and funding arrangements managed by S&P Global, where cash was swept from our balance sheet daily, and cash to meet our operating and investing needs was provided as needed from S&P Global.
Following the Separation from S&P Global, our ability to fund our operating needs will depend on our ongoing ability to generate cash flow from operating activities and our access to the bank and capital markets. We believe that our cash and cash equivalents as of September 30, 2026, together with cash generated from operating activities and available borrowing capacity under the Credit Facility, will be sufficient to fund our operations for at least the next twelve months.
Our anticipated liquidity requirements include funding capital expenditures, working capital, employee compensation, debt service obligations, payments of dividends to our stockholders, share repurchases, and execution of our business strategy.
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
Common Stockholder Dividends
Beginning in the third quarter of 2026, we paid a dividend to holders of our common stock in an amount of $0.06 per common share and it is our intention to continue to pay dividends to holders of our common stock on a quarterly basis. The declaration and payment of dividends to holders of our common stock will be at the sole discretion of our Board of
Directors and subject to adjustment by amounts determined by our Board of Directors to be necessary or appropriate to provide for our business needs and to comply with applicable law. Our dividend policy may be changed at any time.
Share Repurchase Program
In October 2026, the Board of Directors authorized and approved a share repurchase program to repurchase up to
$800 million in shares of our common stock, par value $0.01 per share, from time to time on the open market, in privately negotiated transactions, or as may otherwise be determined by the Company’s management in its discretion. No repurchases of the Company’s common stock have been made through the share repurchase program since inception. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions, applicable legal requirements and other factors. There is no term associated with the repurchase authorization.
Description of Certain Indebtedness
As of September 30, 2026, the carrying value of our outstanding debt totaled $2.0 billion, which consisted of our
5.050% Senior notes due 2029 (the “2029 Notes”), our 5.450% Senior notes due 2031 (the “2031 Notes”), and our 6.050%
Senior notes due 2036 (the “2036 Notes” and, together with the 2029 Notes and the 2031 Notes, the “Senior Notes”).
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
See Note 4 — Debt to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for further discussion of our debt.
Cash Flow Overview
Cash and cash equivalents were $351 million and $39 million as of September 30, 2026 and 2025. Details of our cash flows are included in the table below.

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash provided by operating activities	$394	$377
Cash used for investing activities	(34)	(19)
Cash used for financing activities	(46)	(348)
Effect of exchange rate changes on cash	(1)	2
Net change in cash and cash equivalents	$313	$12

Operating Activities
Cash provided by operating activities was $394 million for the nine months ended September 30, 2026, compared to
$377 million for the nine months ended September 30, 2025. The increase in Cash provided by operating activities was primarily due to provision for income taxes that, prior to the Separation, were deemed settled through transfers to the
Former Parent but are no longer treated as such following the Separation.
Investing Activities
Cash used for investing activities was $34 million for the nine months ended September 30, 2026, compared to $19 million for the nine months ended September 30, 2025. The increase in Cash used for investing activities was primarily due to higher cash used for capital expenditures in 2026.
Financing Activities
Cash flows from financing activities primarily comprised the issuance of the Senior Notes and transfers from and to
S&P Global. The components of net transfers include: (i) cash pooling and general financing activities, including the payment of a dividend to S&P Global as consideration for the transfer of certain assets, liabilities and entities to Mobility
Global in connection with the Separation, (ii) charges for income taxes that we assumed to be settled with S&P Global, and
(iii) allocations of S&P Global’s corporate expenses, which were effectively settled for cash at the time of the transaction.
See Note 10 — Related Party Transactions and Parent Company Investment to the audited combined financial statements included in our Registration Statement and Note 11 — Related Party Transactions and Former Parent Investment to the
unaudited condensed financial statements in this Quarterly Report on Form 10-Q for further discussion.
Cash used for financing activities was $46 million for the nine months ended September 30, 2026 compared to cash used for financing activities of $348 million for the nine months ended September 30, 2025. The decrease in cash used for financing activities was primarily attributable to the issuance of the Senior Notes in 2026, partially offset by a net increase in transfers to S&P Global, which was primarily driven by the dividend paid to S&P Global in connection with the
Separation. In September 2026, we paid a cash dividend of $0.06 per share, or $18 million, to common stockholders of record at the close of business on August 27, 2026.
Contractual Obligations
We typically have various contractual obligations, which are recorded as liabilities in our unaudited condensed balance sheets, while other items, such as certain purchase commitments and other executory contracts, are not recognized, but are disclosed herein. With the exception of the issuance of the Senior Notes, there were no material changes to what was disclosed in the audited combined financial statements included in the Registration Statement. See Note 4 — Debt to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for information regarding our Senior Notes.
Critical Accounting Policies and Estimates
There have been no significant additions or changes to the methods, estimates and judgments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting
Policies and Estimates” included in Exhibit 99.1 to our Registration Statement.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of
Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk,” included in
Exhibit 99.1 to our Registration Statement. With the exception of the below, there have been no material changes during the quarter ended September 30, 2026 to this information as disclosed in our Registration Statement.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risk arising from certain intercompany financing arrangements denominated in currencies other than the functional currency of the Company, which is the United States dollar. To manage a portion of this exposure, we enter into foreign currency forward contracts to economically offset foreign currency remeasurement gains and losses associated with the underlying intercompany loan. These forward contracts are not designated as hedges and do not qualify for hedge accounting.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the
“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. No matter how well designed and operated, disclosure controls and procedures can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives. Based on the foregoing, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, these disclosure controls and procedures were effective.

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings
For a discussion of certain legal proceedings, see Note 10 — Commitments and Contingencies to the unaudited condensed financial statements in this Quarterly Report on Form 10-Q.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Annual Meeting
Our Board of Directors (the “Board”) has established May 18, 2027 as the date of our 2027 Annual Meeting of
Stockholders (the “Annual Meeting”). Information regarding the Annual Meeting will be disclosed in our definitive proxy statement for the Annual Meeting to be filed with the Securities and Exchange Commission (the “Proxy Statement”).
We became a separately traded public company on July 1, 2026 and have not held an annual meeting of stockholders since becoming a public company. Under Rule 14a-8(e) of the Securities Exchange Act of 1934, as amended (“Rule
14a-8”), we may establish a deadline for any stockholder seeking to submit a proposal to be included in the Proxy
Statement under Rule 14a-8 at a reasonable time before we begin to publish our proxy materials. We have established
December 8, 2026 as the deadline, and any such proposal must be received at our principal executive offices no later than the close of business on such date and comply with the procedures and requirements of Rule 14a-8.
Stockholders proposing nominees for election to the Board or seeking to bring a matter before the Annual Meeting must give timely written notice received at our principal executive offices no earlier than January 18, 2027 and no later than February 17, 2027. This notice must comply with applicable laws and our amended and restated bylaws.

Item 6.   Exhibits
The following documents are filed as exhibits hereto:

Exhibit Number	Exhibit Title

3.1
Amended and Restated Articles of Incorporation of Mobility Global Inc., adopted as of July 1, 2026
(incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 1,
2026).

3.2	Amended and Restated Bylaws of Mobility Global Inc., adopted as of July 1, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2026).

10.1*†	Mobility Global Inc. Legacy 401(k) Savings and Profit Sharing Plan Supplement.

10.2*†	Form of Restricted Stock Unit Award Agreement under the Mobility Global Inc. 2026 Long Term Incentive Plan.

10.3*†	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Mobility Global Inc. 2026 Long Term Incentive Plan.

10.4*†	Form of Special Non-Employee Director Restricted Stock Unit Award Agreement under the Mobility Global Inc. 2026 Long Term Incentive Plan.

31.1*	Certification of the principal executive officer pursuant to Rule 13a–14(a).

31.2*	Certification of the principal financial officer pursuant to Rule 13a–14(a).

32.1**	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from Mobility Global Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).
*        Filed herewith.
**      Furnished herewith solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350.
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities
Act or Exchange Act except to the extent that the registrant specifically incorporates it by reference.
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

Date: November 12, 2026